Form 10-Q
period 2012-03-31
Millennial Media Inc.
filed 2012-05-15
CIK 1372375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35478

MILLENNIAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5087192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Boston Street, Suite 201, Baltimore, Maryland	21224
(Address of principal executive offices)	(Zip Code)

(410) 522-8705

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2012 was 76,086,185.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

			March 31,
	December 31,	March 31,	2012
	2011	2012	Pro Forma
		(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,707	$9,138	$128,506
Accounts receivable, net of allowances of $1,216, $1,281 and $1,281 as of December 31, 2011, March 31, 2012 and March 31, 2012 pro forma, respectively	34,986	36,483	36,483
Prepaid expenses and other current assets	1,417	1,581	1,581
Total current assets	53,110	47,202	166,570

Property and equipment, net	3,688	3,903	3,903
Goodwill	1,348	1,348	1,348
Intangible assets, net	1,179	1,112	1,112
Deferred offering costs	1,985	3,920	—
Other assets and deferred financing fees	575	773	773
Total assets	$61,885	$58,258	$173,706

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$2,883	$3,936	$3,936
Accrued cost of revenue	20,963	20,078	20,078
Accrued payroll and payroll related expenses	5,153	3,317	3,317
Deferred revenue	157	71	71
Total current liabilities	29,156	27,402	27,402

Series B warrant outstanding	183	1,140	—
Other long-term liabilities	299	307	307
Total liabilities	29,638	28,849	27,709

Redeemable convertible preferred stock:
Series A-1 preferred stock, $0.001 par value, 6,341,465 shares authorized, issued and outstanding as of December 31, 2011 and March 31, 2012; no shares issued and outstanding pro forma; liquidation preference of $1,912 as of March 31, 2012	1,880	1,912	—
Series A-2 preferred stock, $0.001 par value, 9,448,220 shares authorized, issued and outstanding as of December 31, 2011 and March 31, 2012; no shares issued and outstanding pro forma; liquidation preference of $7,153 as of March 31, 2012	7,033	7,153	—
Series B preferred stock, $0.001 par value, 12,737,605 shares authorized, 12,686,855 issued and outstanding as of December 31, 2011 and March 31, 2012; no shares issued and outstanding pro forma; liquidation preference of $20,231 as of March 31, 2012	19,882	20,226	—
Series C preferred stock, $0.001 par value, 10,759,630 shares authorized, issued and outstanding as of December 31, 2011 and March 31, 2012; no shares issued and outstanding pro forma; liquidation preference of $18,807 as of March 31, 2012	18,441	18,764	—
Series D preferred stock, $0.001 par value, 8,442,833 shares authorized, issued and outstanding as of December 31, 2011 and March 31, 2012; no shares issued and outstanding pro forma; liquidation preference of $29,984 as of March 31, 2012	29,432	29,948	—
Total redeemable convertible preferred stock	76,668	78,003	—

Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,011,035, 18,162,374, and 65,841,377 shares issued and outstanding as of December 31, 2011, March 31, 2012 and March 31, 2012 pro forma, respectively	17	17	66
Additional paid-in capital	—	—	194,542
Accumulated other comprehensive loss	(25)	(27)	(27)
Accumulated deficit	(44,413)	(48,584)	(48,584)
Total stockholders’ (deficit) equity	(44,421)	(48,594)	145,997
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$61,885	$58,258	$173,706

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2012

Revenue	$21,493	$32,930
Cost of revenue	13,569	19,916
Gross profit	7,924	13,014
Operating expenses:
Sales and marketing	3,392	4,646
Technology and development	648	2,649
General and administrative	3,907	8,710
Total operating expenses	7,947	16,005
Loss from operations	(23)	(2,991)
Other expense:
Interest expense	—	(20)
Other expense	—	(957)
Total other expense	—	(977)
Loss before income taxes	(23)	(3,968)
Income tax expense	—	(5)
Net loss	(23)	(3,973)
Accretion of dividends on redeemable convertible preferred stock	(1,228)	(1,328)
Net loss attributable to common stockholders	$(1,251)	$(5,301)

Net loss per share:
Basic and diluted	$(0.08)	$(0.32)

Pro forma, basic and diluted		$(0.05)

Weighted average common shares outstanding:
Basic and diluted	16,280,049	16,683,087

Pro forma, basic and diluted		64,362,090

Stock-based compensation expense included above:
Sales and marketing	$23	$46
Technology and development	4	384
General and administrative	75	654

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net loss	$(23)	$(3,973)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(2)
Total comprehensive loss	$(22)	$(3,975)

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands, except share data)
Balance, December 31, 2011	18,011,035	$17	$—	$(25)	$(44,413)	$(44,421)
Exercise of stock options	151,339	—	52	—	—	52
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,136)	—	(192)	(1,328)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(6)	(6)
Stock-based compensation expense	—	—	1,084	—	—	1,084
Net loss	—	—	—	—	(3,973)	(3,973)
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Balance, March 31, 2012	18,162,374	$17	$—	$(27)	$(48,584)	$(48,594)

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(23)	$(3,973)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Non-cash stock-based compensation expense	102	1,084
Non-cash change in fair value of Series B warrant	—	957
Bad debt expense (recovery)	(47)	311
Depreciation and amortization	88	440
Amortization of deferred financing fees	—	7
Changes in assets and liabilities:
Accounts receivable	(3,417)	(1,808)
Prepaid expenses and other current assets	28	(143)
Other assets	(179)	(205)
Accounts payable and accrued expenses	(218)	(557)
Accrued cost of revenue	1,831	(884)
Accrued payroll and payroll related expenses	(989)	(1,843)
Other long-term liabilities	71	7
Deferred revenue	83	(86)
Net cash and cash equivalents used in operating activities	(2,670)	(6,693)

Cash flows from investing activities
Purchases of property and equipment	(258)	(588)
Net cash and cash equivalents used in investing activities	(258)	(588)

Cash flows from financing activities
Payment of deferred offering costs	—	(345)
Proceeds from exercises of stock options	39	52
Repurchase and retirement of common shares	(827)	—
Net cash and cash equivalents used in financing activities	(788)	(293)
Effect of exchange rates on cash and cash equivalents	(21)	5
Net decrease in cash and cash equivalents	(3,737)	(7,569)

Cash and cash equivalents, beginning of the period	27,803	16,707
Cash and cash equivalents, end of the period	$24,066	$9,138

Supplemental disclosure of noncash investing and financing activities
Accretion of dividends on redeemable convertible preferred stock	$1,228	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$9	$6

See accompanying notes.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

1.               Description of Business

Millennial Media, Inc. (the ‘‘Company’’) was incorporated in the state of Delaware in May 2006. The Company is engaged in the business of providing mobile advertising solutions to advertisers and developers. Its technology, tools and services help developers to maximize their advertising revenue, acquire users and gain insight about their users. The Company offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver rich and engaging ad experiences to consumers on their mobile connected devices.

2.               Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ deficit and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

Initial Public Offering and Pro Forma Presentation

On April 3, 2012, the Company closed its initial public offering (“IPO”) of common stock in which the Company sold and issued 9,873,270 shares of common stock (see Note 9). Upon closing of the IPO, all of the redeemable convertible preferred stock outstanding automatically converted into 47,679,003 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of March 31, 2012. In addition, the outstanding Series B warrant automatically converted into a warrant to purchase common stock, and the preferred stock warrant liability of $1.0 million as of April 3, 2012 was reclassified to additional paid-in capital. Unaudited pro forma stockholders’ equity, as adjusted for the assumed conversion of the redeemable convertible preferred stock and the reclassification of the Series B warrant liability, is set forth on the unaudited March 31, 2012 pro forma balance sheet.

The unaudited pro forma net loss per share for the three months ended March 31, 2012 assumes (i) the conversion of all outstanding shares of redeemable convertible preferred stock into an aggregate of 47,679,003 shares of common stock as of January 1, 2012, and (ii) the conversion of the Series B warrant to a common stock warrant as of January 1, 2012. The amounts recorded to reflect the accretion of dividends on redeemable convertible preferred stock and to adjust the Series B warrant to fair value have been added back to net loss to arrive at pro forma net loss.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company believes that the unaudited pro forma balance sheet and unaudited pro forma net loss per share provides material information to investors, as the conversion of the Company’s redeemable convertible preferred stock to common stock and the conversion of the Series B warrant to a common stock warrant occurred upon the closing of the IPO, and therefore the disclosure of pro forma stockholders’ equity and pro forma net loss per share provides measures of equity and net loss per share that are comparable to what will be reported by the Company in its financial statements for periods subsequent to April 3, 2012.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, ‘‘Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.’’ The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (‘‘IASB’’) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about the sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. The Company adopted ASU 2011-04 effective January 1, 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, ‘‘Testing for Goodwill Impairment.’’ The objective of ASU 2011-08 is to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a ‘‘qualitative’’ assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted ASU 2011-08 effective January 1, 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue based on the activity of mobile users viewing advertisements through developer applications and mobile websites. Revenues are recognized when the related advertising services are delivered based on the specific terms of the advertising contract, and are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. The Company recognizes revenue based on these terms because the services have been provided, the fees the Company charges are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance are individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of December 31, 2011 and March 31, 2012 there was $157,000 and $71,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising utilized in running mobile advertisements. These amounts are typically either a fixed percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or mobile website or a fixed fee for the ad space.  The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website.  Costs owed to developers but not yet paid are recorded as accrued cost of revenue on the accompanying unaudited consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalent accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

During the three months ended March 31, 2011, one customer accounted for approximately 11% of revenue. During the three months ended March 31, 2012, no customers accounted for 10% or greater of revenue.

During the three months ended March 31, 2011, cost of revenue from one developer (vendor) accounted for approximately 12% of total cost of revenue. During the three months ended March 31, 2012, no developers (vendors) accounted for greater than 10% of total cost of revenue.

As of December 31, 2011 and March 31, 2012, no customer accounted for greater than 10% of accounts receivable.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates.

The Company also estimates an allowance for sales credits based on the Company’s historical sales credits experience. Historically, actual sales credits have not significantly differed from the Company’s estimates. However, higher than expected sales credits may result in future write-offs that are greater than the Company’s estimates. The allowances for doubtful accounts and sales credits are included in accounts receivable, net in the unaudited consolidated balance sheets.

Stock-Based Compensation

The Company accounts for share-based payment awards by measuring employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date.  The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ vesting period, adjusted for estimated forfeitures.

The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected life, and the expected stock price volatility based on peer companies.  Stock options are granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant.  Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Options generally vest ratably over a four-year period, except those options granted to non-employees, portions of which may vest immediately or ratably over two years. Options expire ten years from the date of grant.

3.               Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. The Company’s preferred stock warrant is recorded at fair value.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value.  The three tiers are defined as follows:

•                  Level 1.  Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•                  Level 2.  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3.  Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2011 and March 31, 2012 (in thousands):

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$10,909	$10,909	$—	$—
	$10,909	$10,909	$—	$—

Liabilities:
Series B warrant (2)	$183	$—	$—	$183
	$183	$—	$—	$183

	Balance at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$3,409	$3,409	$—	$—
	$3,409	$3,409	$—	$—

Liabilities:
Series B warrant (2)	$1,140	$—	$1,140	$—
	$1,140	$—	$1,140	$—

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

(2)

The Company used an option pricing model to determine the fair value of the Series B preferred stock warrant. Significant inputs included an estimate of the fair value of the Company’s stock, the remaining contractual life of the warrant, a risk free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Beginning on March 29, 2012, the Company used the closing stock price of its common shares as the fair value of its common stock. Due to the significance of this observable input to the overall valuation, the Company classified the Series B warrant as a Level 2 instrument as of March 31, 2012.

4.               Series B Warrant

The Company is a party to a derivative financial instrument in which it issued a Series B warrant allowing the holder to purchase 50,750 shares of Series B preferred stock. The warrant was issued in conjunction with a long-term debt borrowing in 2008. The warrant had a term of 10 years and a stated exercise price of $1.18 per share and could be exercised in whole or in part at any time. The warrant also included a cashless exercise option which allowed the holder to receive fewer shares of Series B preferred stock in exchange for the warrant rather than paying cash to exercise. The warrant is classified as a liability in the accompanying unaudited consolidated balance sheets and adjusted to fair value due to the fact that at March 31, 2012 it was exercisable into a redeemable security.

The fair value of the warrant was estimated to be $183,000 and $1.1 million at December 31, 2011 and March 31, 2012, respectively. As of March 31, 2011 and 2012, all changes in the fair value of the warrant were recorded in other expense in the accompanying unaudited consolidated statement of operations. The Company recorded expense of $0 and $957,000 for the three months ended March 31, 2011, and 2012, respectively, related to the fair value adjustment of the warrant. On April 3, 2012, upon closing of the Company’s IPO, the warrant to purchase Series B preferred stock converted to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

5.               Redeemable Convertible Preferred Stock (“preferred stock”)

The following table summarizes the issuances of preferred stock:

				Conversion
		Price per		Price per
Issue Date	Name	Share	Number of Shares	Share
July 2006	Series A-1	$0.21	6,341,465	$0.21
December 2006	Series A-2	$0.53	9,448,220	$0.53
November 2007	Series B	$1.18	12,686,855	$1.18
November 2009	Series C	$1.49	10,759,630	$1.49
December 2010	Series D	$3.26	8,442,833	$3.26

Series A-1, Series A-2, Series B, Series C, and Series D are collectively referred to as the Series Preferred. Price per share above for each series preferred stock excludes the cost of issuance.

Summary of Activity

The following table presents a summary of activity for the Series Preferred issued and outstanding for the three months ended March 31, 2012 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A-1	Series A-2	Series B	Series C	Series D	Total Amount
Balance, December 31, 2011	$1,880	$7,033	$19,882	$18,441	$29,432	$76,668

Preferred stock dividends accreted for Series A-1 preferred stock	32	—	—	—	—	32

Preferred stock dividends accreted for Series A-2 preferred stock	—	120	—	—	—	120

Preferred stock dividends accreted for Series B preferred stock	—	—	343	—	—	343

Preferred stock dividends accreted for Series C preferred stock	—	—	—	320	—	320

Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	514	514

Accretion of issuance costs	—	—	1	3	2	6
Balance, March 31, 2012	$1,912	$7,153	$20,226	$18,764	$29,948	$78,003

Upon closing of the Company’s IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 47,679,003 shares of common stock. In addition, immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 5,000,000 shares of undesignated preferred stock and 250,000,000 shares of common stock.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

6.               Stock-Based Compensation

There were 7,583,669 options outstanding as of March 31, 2012 under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan pursuant to which the Company has reserved 3,250,000 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of March 31, 2012, 142,250 options were outstanding under this plan. Due to the creation of the 2012 Equity Incentive Plan, no additional stock options under the 2006 Equity Incentive Plan are available to be issued. As of March 31, 2012, 3,107,750 options are available for future granting under the 2012 Equity Incentive Plan.

Stock Option Awards

For the three-month periods ended March 31, 2011 and 2012, the Company recognized total non-cash stock-based compensation expense associated with stock option awards of $102,000 and $713,000, respectively.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three-month periods ended March 31:

	2011	2012

Risk-free interest rate	2.3% — 2.4%	1.1% — 1.3%
Expected life	5.9 — 6.1 years	5.7 — 6.1 years
Expected volatility	46% — 47%	53% — 54%
Dividend yield	0%	0%
Weighted-average grant date fair value	$1.30	$5.06

The following table summarizes by grant date the number of stock options granted from January 1, 2012 through March 31, 2012, as well as the associated per share exercise price, which was equal to the estimated fair value of the Company’s common stock at the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share

January 24, 2012	106,250	$6.00
March 28, 2012	142,250	13.00

Prior to the IPO, the Company determined for financial reporting purposes the estimated per share fair value of its common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” also known as the Practice Aid. In conducting the contemporaneous valuations, the Company considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including management’s best estimate of the Company’s business condition, prospects and operating performance at each valuation date.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The following is a summary of option activity for the three months ended March 31, 2012:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2012	7,650,498	$1.11
Granted	248,500	10.01
Exercised	(151,339)	0.34
Forfeited	(9,240)	3.10
Expired	(12,500)	0.04
Options outstanding at March 31, 2012	7,725,919	$1.41	7.19	$170,657

Options vested and exercisable at March 31, 2012	4,959,394	$0.52	6.31	113,946

Options vested and expected to vest at March 31, 2012	7,634,676	$1.39	7.39	168,791

The total compensation cost related to nonvested awards not yet recognized as of March 31, 2012 totaled $4.1 million and will be recognized over a weighted-average period of approximately 2.7 years.

The aggregate intrinsic value of all options exercised during the three-month periods ended March 31, 2011 and 2012 was $860,000 and $856,000 respectively. The total fair value of shares which vested during the three-month periods ended March 31, 2011 and 2012 was $76,000 and $420,000, respectively.

Restricted Common Stock

In connection with the acquisition of Condaptive on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive with a fair value of approximately $4.5 million at the time of issuance. Under the terms of the stock restriction agreements, one-third of the shares of common stock issued will be released from restriction on the one-year anniversary of the issuance so long as the shareholder remains an employee of the Company. Thereafter, 1/36th of the shares of common stock will be released from restriction on a monthly basis measured from the one year anniversary of the issuance, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at the lower of $0.001 or the share’s then fair market value. All of the 1,448,080 shares continue to be restricted as of March 31, 2012.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period of three years based on the fair value at the time of issuance. For the three-month period ended March 31, 2012, the Company recognized non-cash stock-based compensation expense associated with restricted common stock of $371,000. At March 31, 2012, unrecognized compensation expense relating to the restricted stock awards was $3.1 million and the aggregate intrinsic value of the unvested restricted stock was $34.0 million.

7.               Net Loss Per Common Share

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s redeemable convertible preferred stock on an as-if-converted basis as well as the restricted common stock issued in the Condaptive acquisition are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrant. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three months ended March 31, 2011 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2011	2012
Redeemable convertible preferred stock:
Series A-1	6,341,465	6,341,465
Series A-2	9,448,220	9,448,220
Series B	12,686,855	12,686,855
Series C	10,759,630	10,759,630
Series D	8,442,833	8,442,833
Restricted common stock	—	1,448,080
Warrant to purchase Series B preferred stock	50,750	50,750
Stock options	7,038,359	7,725,919

Pro forma Loss Per Share (unaudited)

The numerator and denominator used in computing pro forma net loss per share for the three-month period ended March 31, 2012 have been adjusted to assume the conversion of all outstanding shares of redeemable convertible preferred stock to common stock as of the beginning of the year and the reclassification of the outstanding Series B warrant to additional paid-in capital as of the beginning of the year.

Three Months Ended
March 31,
2012
Numerator (in thousands):
Historical net loss attributable to common stockholders	$(5,301)
Plus: accretion of dividends on redeemable preferred stock	1,328
Plus: change in the fair value of the Series B warrant liability	957
Pro forma numerator for basic and diluted loss per share	$(3,016)
Denominator:
Historical denominator for basic and diluted net loss per share—weighted average shares	16,683,087
Plus: conversion of redeemable preferred stock to common stock	47,679,003
Pro forma denominator for basic and diluted loss per share	64,362,090
Pro forma basic and diluted loss per share	$(0.05)

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

8.               Segment and Geographic Information

Substantially all assets were held in the United States at December 31, 2011 and March 31, 2012.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended March 31,
	2011	2012
Revenue:
Domestic	$20,197	$28,941
International	1,296	3,989
Total	$21,493	$32,930

9.               Subsequent Events

On April 3, 2012, the Company closed the IPO of its common stock in which the Company sold and issued 9,873,270 shares of its common stock, including the full exercise of the underwriters’ overallotment option, at an issuance price of $13.00 per share. In addition, selling stockholders, including officers and directors of the Company or entities affiliated therewith, sold in the IPO an aggregate of 1,856,730 shares of common stock, including the full exercise of the underwriters’ over-allotment option. The Company raised a total of $128.4 million in gross proceeds from the IPO, or approximately $115.5 million in net proceeds after deducting underwriting discounts and commissions of $9.0 million and offering costs of $3.9 million. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 47,679,003 shares of common stock, and the preferred stock warrant converted into a common stock warrant which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 appearing in our prospectus filed with the SEC on March 29, 2012.

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 30,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 7,000 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple iOS, Android, Windows Phone, Blackberry and Symbian.

We help developers and advertisers remove complexity from mobile advertising. By working with us, developers gain access to our tools and services that allow their apps to display banner ads, interactive rich media ads and video ads from our platform. In return, developers supply us with space on their apps to deliver ads for our advertiser clients and also provide us with access to anonymous data associated with their apps and users. We analyze this data to build sophisticated user profiles and audience groups that, in combination with the real-time decisioning, optimization and targeting capabilities of our technology platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients. Advertisers pay us to deliver their ads to mobile connected device users, and we pay developers a fee for the use of their ad space. As we deliver more ads, we are able to collect additional anonymous data about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for developers to increase their revenue streams.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended March 31,
	2011	2012
	(in thousands, except percentages)
Revenue	$21,493	$32,930
Gross margin	36.9%	39.5%
Net loss	$(23)	$(3,973)
Adjusted EBITDA	$167	$(2,424)

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers.

Adjusted EBITDA represents our earnings before net interest (income) expense, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•                  adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)	(in thousands)
Net loss	$(23)	$(3,973)
Adjustments:
Interest (income) expense, net	—	20
Income tax expense	—	5
Depreciation and amortization expense	88	440
Stock-based compensation expense	102	1,084
Total net adjustments	190	1,549
Adjusted EBITDA	$167	$(2,424)

Components of Operating Results

Revenue

We generate revenue by charging advertisers to deliver ads to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Our fees from advertisers are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements we deliver, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads on several bases: cost per thousand, or CPM, on which we charge advertisers for each ad delivered to a consumer; cost per click, or CPC, on which we charge advertisers for each ad clicked on by a user; and cost per action, or CPA, on which we charge advertisers each time a consumer takes a specified action, such as downloading an app.

Our brand advertiser clients, which currently comprise a majority of our revenue, generally use CPM pricing, although some brand advertisers use CPC pricing terms with us from time to time. On the other hand, our performance advertiser clients typically use CPC pricing, but sometimes use CPA pricing. The mix of revenue generated from brand advertisers and performance advertisers on our platform changes throughout the year. For example, we typically see a higher percentage of our revenue from brand advertisers in the second and fourth quarters of the year than we do during the first and third quarters. The overall mix of advertisers using CPM, CPC and CPA pricing models changes throughout the year, and we are not aware of any meaningful trends in our revenue resulting from each of these three categories at this time.

When we discuss new advertising clients for any period, we are referring to clients who first advertised on our platform after the end of the prior-year comparative period.  When we discuss existing advertising clients for any period, we are referring to all other clients, specifically those who had advertised on our platform at any time before the end of the prior-year comparative period.  If an existing client advertises a new brand on our platform, or a subsidiary of an existing client begins advertising on our platform, we also treat those as existing clients.

Our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year. Many brand advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Cost of Revenue

Cost of revenue consists primarily of payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically either a fixed percentage of the advertising revenue we earn from mobile ads placed on the developer’s app or a fixed fee for the ad space. We recognize cost of revenue on a developer-by-developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our unaudited consolidated balance sheets as accrued cost of revenue.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew from 119 employees at December 31, 2010 to 265 employees at March 31, 2012, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser-focused sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. The number of employees in sales and marketing functions grew from 44 at December 31, 2010 to 84 at March 31, 2012, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

Technology and development expense. Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. The number of employees in technology and development functions grew from 19 at December 31, 2010 to 59 at March 31, 2012. We intend to continue to invest in our technology and development efforts, by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

General and administrative expense. General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses. The number of employees in general and administrative functions grew from 56 at December 31, 2010 to 122 at March 31, 2012, and we expect our general and administrative expenses to increase in the foreseeable future as we further increase the number of general and administrative personnel and expand our organization as a public registrant.

Other Income (Expense)

Other income and expense consists primarily of interest income, interest expense and changes in the fair value of our preferred stock warrant liability. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on our credit facilities.

The fair value of our preferred stock warrant liability is re-measured at the end of each reporting period and any changes in fair value are recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was automatically, in accordance with its terms, converted into a warrant to purchase common stock, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrant, no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax liabilities for the three-month periods ended March 31, 2011 and 2012.

Income tax benefit consists of changes in judgment about the realizability of our deferred tax assets.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the three months ended March 31, 2012, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2011 included in our prospectus filed with the SEC on March 29, 2012.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2011		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$21,493	100.0%	$32,930	100.0%	$11,437	53.2%
Cost of revenue	13,569	63.1	19,916	60.5	6,347	46.8
Gross profit	7,924	36.9	13,014	39.5	5,090	64.2
Operating expenses:
Sales and marketing	3,392	15.8	4,646	14.1	1,254	37.0
Technology and development	648	3.0	2,649	8.0	2,001	308.8
General and administrative	3,907	18.2	8,710	26.5	4,803	122.9
Total operating expenses	7,947	37.0	16,005	48.6	8,058	101.4
Loss from operations	(23)	(0.1)	(2,991)	(9.1)	(2,968)	12,904.3
Other income (expense):
Interest income (expense)	—	0.0	(20)	(0.1)	(20)	(100.0)
Other income (expense)	—	0.0	(957)	(2.9)	(957)	(100.0)
Total other income (expense)	—	0.0	(977)	(3.0)	(977)	(100.0)
Loss before income taxes	(23)	(0.1)	(3,968)	(12.1)	(3,945)	17,152.2
Income tax expense	—	0.0	(5)	—	(5)	(100.0)
Net loss	$(23)	(0.1)%	$(3,973)	(12.1)%	$(3,950)	17,173.9

Revenue. Revenue increased by $11.4 million, or 53.2%, from $21.5 million for the quarter ended March 31, 2011 to $32.9 million for the quarter ended March 31, 2012. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 40.0% during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and represented 61.0% of our total revenue for the quarter ended March 31, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. Revenue from new advertiser clients increased by 84.0% during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 and represented 39.0% of our total revenue for the quarter ended March 31, 2012.

Our revenue from international operations increased from $1.3 million, or 6.0% of total revenue, for the quarter ended March 31, 2011, to $4.0 million, or 12.1% of total revenue, for the quarter ended March 31, 2012. We commenced our international operations in the United Kingdom during the first half of 2010 and in Asia during the fourth quarter of 2011 with the launch of operations in Singapore. The revenue growth in our international operations during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily attributable to an increase in our international sales force focused on generating revenue principally in Europe.

We also substantially increased our overall sales force during the quarter ended March 31, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue increased by $6.3 million, or 46.8%, from $13.6 million, or 63.1% of revenue, for the quarter ended March 31, 2011, to $19.9 million, or 60.5% of revenue, for the quarter ended March 31, 2012. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the quarter ended March 31, 2012 was primarily the result of more favorable pricing terms with developers. This was largely the result of increased usage of our self-service portal for developers, which is the primary interface for our developers that do not require a full-service solution. These developers receive access to valuable tools, services and analytics through the self-service portal. Fees paid to developers for ads placed through this portal are generally lower, especially for developers who do not qualify for volume-based discounts, resulting in higher gross margin from these ads.

Sales and marketing. Sales and marketing expense increased by $1.2 million, or 37.0%, from $3.4 million, or 15.8% of revenue, for the quarter ended March 31, 2011, to $4.6 million, or 14.1% of revenue, for the quarter ended March 31, 2012. The increase in sales and marketing expense was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased from 48 at March 31, 2011 to 84 at March 31, 2012. In addition, we experienced a $0.4 million increase in our marketing programs and consulting expense. The decrease in sales and marketing expense as a percentage of revenue for the quarter ended March 31, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

Technology and development. Technology and development expense increased by $2.0 million, or 308.8%, from $0.6 million, or 3.0% of revenue, for the quarter ended March 31, 2011, to $2.6 million, or 8.0% of revenue, for the quarter ended March 31, 2012. The increase in technology and development expense was primarily attributable to a $1.5 million increase in salaries and personnel-related costs associated with an increase in headcount. The number of full-time technology and development employees increased from 22 at March 31, 2011 to 59 at March 31, 2012. Additionally, for the quarter ended March 31, 2012, we incurred $0.1 million in amortization expenses related to our internally developed software and additional IT support charges of $0.2 million.

General and administrative. General and administrative expense increased by $4.8 million, or 122.9%, from $3.9 million, or 18.2% of revenue, for the quarter ended March 31, 2011, to $8.7 million, or 26.5% of revenue, for the quarter ended March 31, 2012. The increase in general and administrative expense was primarily attributable to a $2.1 million increase in salaries and personnel-related costs associated with an increase in headcount as well as corresponding increases of $0.7 million in information systems costs and $1.5 million in other corporate infrastructure costs necessary to support the overall growth in our business. The number of full-time general and administrative employees increased from 65 at March 31, 2011 to 122 at March 31, 2012. The increase in general and administrative expense as a percentage of revenue for the quarter ended March 31, 2012 was also primarily attributable to our increase in headcount.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings. From 2006 through 2010, we raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on August 11, 2013, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we have a maximum of $2.0 million in available but unused letters of credit. As of March 31, 2012, we had not yet drawn on this line of credit.

Initial Public Offering

On April 3, 2012, we closed our IPO in which we sold and issued 9,873,270 shares of common resulting in net proceeds of $115.5 million. See Footnote 9 of our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Working Capital

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Cash used in:
Operating activities	$(2,670)	$(6,693)
Investing activities	(258)	(588)
Financing activities	(788)	(293)

Cash Flows

Operating Activities

For the quarter ended March 31, 2012, our net cash used in operating activities of $6.7 million consisted of a net loss of $4.0 million and $5.5 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $2.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $1.1 million, non-cash change in the fair value of our Series B preferred stock warrant of $1.0 million which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $0.4 million and bad debt expense of $0.3 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $1.8 million, primarily driven by increased revenue during the quarter as we continue to expand our operations both domestically and internationally, and a decrease in accrued payroll and payroll related expenses of $1.8 million primarily related to bonus payments offset by increased headcount. These decreases in working capital were partially offset by increases in operating cash flow due to an $0.9 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

For the quarter ended March 31, 2011, our net cash used in operating activities of $2.7 million consisted of a net loss of $23,000 and $2.8 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $3.4 million, primarily driven by increased revenue during the period, as a result of operational expansion domestically and the addition of new international operations. These decreases were partially offset by increases in operating cash flow due to a $1.8 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges and a decrease in accrued payroll and payroll related expenses of $1.0 million primarily related to bonus payments offset by increased headcount.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment.

For the quarters ended March 31, 2012 and 2011, net cash used in investing activities was $0.6 million and $0.3 million, respectively, for purchases of property and equipment.

Financing Activities

For the quarter ended March 31, 2012, net cash used in financing activities was $0.3 million, consisting primarily of payments of deferred offering costs and financing fees for our IPO and other financing transactions of $0.3 million. These amounts were partially offset by $0.1 million in cash received upon the exercise of stock options.

For the quarter ended March 31, 2011, net cash used in financing activities was $0.8 million, consisting primarily of cash used to repurchase common stock from one of our executive officers.

The net proceeds of our IPO will be classified as cash received from financing activities in our cash flow statement for the quarter ending June 30, 2012.

Operating and Capital Expenditure Requirements

We believe the net proceeds from our IPO, together with our existing cash balances and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements for the next twelve months.

Recent Accounting Pronouncements

See Note 2 of the unaudited consolidated financial statements included in this report for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2011 through March 31, 2012. Information regarding our market risk at December 31, 2011 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our prospectus filed with the SEC on March 29, 2012.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Augme Technologies, Inc. v. Millennial Media, Inc.  On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us.  Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled “Method and Code Module For Adding Function To A Web Page,” U.S. Patent No. 7,269,636 entitled “Method and Code Module For Adding Function To A Web Page,” and U.S. Patent No. 6,594,691 entitled “Method and System For Adding Function To A Web Page.”  No discovery has occurred, and we have not yet filed a response.

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. Plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion for change of venue and ordered the transfer of the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office. On November 18, 2011, the Patent and Trademark Office granted the defendants’ request, ordered a reexamination of the plaintiff’s claimed patent, and rejected all of the plaintiff’s patent claims from the first office action. The defendants filed a motion to stay the case, pending the reexamination, which motion was granted in February 2012.

We may be subject to various other claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this report. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Business and Our Industry

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future. Accordingly, we may never achieve profitability.

We incurred net losses of $4.0 million in the first quarter of 2012, and we had an accumulated deficit of $48.6 million as of March 31, 2012. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully.

The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. We compete primarily with Google Inc. and Apple Inc., both of which are significantly larger than us and have more capital to invest in their mobile advertising businesses. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

Our business will suffer to the extent that our developer clients and advertiser clients purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, we are aware of companies that have substantial existing platforms for developers but that currently do not heavily use those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

The mobile advertising market may deteriorate or develop more slowly than expected, which could harm our business.

Advertising on mobile connected devices is an emerging phenomenon. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

Our business is dependent on the continued growth in usage of smartphones, tablets and other mobile connected devices.

Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•                  inadequate network infrastructure to support advanced features beyond just mobile web access;

•                  users’ concerns about the security of these devices;

•                  inconsistent quality of cellular or wireless connection;

•                  unavailability of cost-effective, high-speed internet service; and

•                  changes in network carrier pricing plans that charge device users based on the amount of data consumed.

For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of apps they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and to become profitable.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our primary competitors, develop in ways that prevent our advertising from being delivered to their users, our ability to grow our business will be impaired.

Our business model depends upon the continued compatibility of our mobile advertising platform with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T or T-Mobile, may also impact the ability to download apps or access specified content on mobile devices.

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple’s mobile devices. Similarly, Google controls the Android operating system and, if it completes its proposed acquisition of Motorola Mobility, it will also control a significant number of additional mobile devices. If our mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them or our ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

We do not control the mobile networks over which we provide our advertising services.

Our mobile advertising platform is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as our ability to deliver ads on those networks at prices that enable us to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. We do not control these networks.

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our advertising clients. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This in turn could hurt our reputation and cause us to lose significant revenue.

Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. We currently generate different amounts of revenue from our advertiser clients based on the kinds of ads we deliver, such as display ads, rich media ads or video ads. In some cases, we are paid by advertisers on a cost-per-thousand, or CPM, basis depending on the number of ads shown. In other cases, we are paid on a cost-per-click, or CPC, or cost-per-action, or CPA, basis depending on the actions taken by the mobile device user. Different types of ads consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier’s network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect our pricing practices and inhibit our ability to deliver targeted advertising to that carrier’s users, both of which could impair our ability to generate revenue.

Mobile connected device users may choose not to allow advertising on their devices.

The success of our business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue and become profitable.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We commenced operations in 2006 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

•                  maintain our reputation and build trust with our advertiser and developer clients;

•                  offer competitive pricing to both advertisers and developers;

•                  maintain and expand our network of advertising space through which we deliver mobile advertising campaigns;

•                  deliver advertising results that are superior to those that advertisers or developers could achieve directly or through the use of competing providers or technologies;

•                  continue to develop and upgrade the technologies that enable us to provide mobile advertising services;

•                  respond to evolving government regulations relating to the internet, telecommunications, privacy, direct marketing and advertising aspects of our business;

•                  identify, attract, retain and motivate qualified personnel; and

•                  manage our expanding operations.

If we do not successfully address these risks, our revenue could decline and our ability to pursue our growth strategy and attain profitability could be compromised.

We may not be able to enhance our mobile advertising platform to keep pace with technological and market developments.

The market for mobile advertising services is characterized by rapid technological change, evolving industry standards and frequent new service introductions. To keep pace with technological developments, satisfy increasing advertiser and developer requirements, maintain the attractiveness and competitiveness of our mobile advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to regularly enhance our current services and to develop and introduce new services on a timely basis.

For example, advances in technology that allow developers to generate revenue from their apps without our assistance could harm our relationships with developers and diminish our available advertising inventory within their apps. Similarly, technological developments that allow third parties to better mediate the delivery of ads between advertisers and developers by introducing an intermediate layer between us and our developer clients could impair our relationships with those developers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling mobile advertising services in response to changing market conditions and technologies or evolving expectations of advertisers or mobile device users could hurt our ability to grow our business and could result in our mobile advertising platform becoming obsolete.

We depend on developers for mobile advertising space to deliver our advertiser clients’ advertising campaigns, and any decline in the supply of advertising inventory from these developers could hurt our business.

We depend on developers to provide us with space within their apps on which we deliver ads. The developers that sell their advertising inventory to us are not required to provide any minimum amounts of advertising space to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to developers allow them to make decisions as to how to allocate advertising inventory among us and other advertising providers, some of which may be our competitors. A third party acting as a mediator on behalf of developers, or any competing mediation tools embedded within a developer’s apps, could result in pressure on us to increase the prices we pay to developers for that inventory or otherwise block our access to developer inventory, without which we would be unable to deliver ads on behalf of our advertiser clients.

We generate a significant portion of our revenue from the advertising inventory provided by a limited number of developers. In most instances, developers can change the amount of inventory they make available to us at any time. Developers may also change the price at which they offer inventory to us, or they may elect to make advertising space available to our competitors who offer ads to them on more favorable economic terms. In addition, developers may place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. Developers may also use a fee-based or subscription-based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.

If developers decide not to make advertising inventory available to us for any of these reasons, decide to increase the price of inventory, or place significant restrictions on our use of their advertising space, we may not be able to replace this with inventory from other developers that satisfy our requirements in a timely and cost-effective manner. If this happens, our revenue could decline or our cost of acquiring inventory could increase.

Our business depends on our ability to collect and use data to deliver ads, and any limitation on the collection and use of this data could significantly diminish the value of our services and cause us to lose clients and revenue.

When we deliver an ad to a mobile device, we are often able to collect anonymous information about the placement of the ad and the interaction of the mobile device user with the ad, such as whether the user visited a landing page or watched a video. We may also be able to collect information about the user’s mobile location. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by developers. For example, we may use the collected information to limit the number of times a specific ad is presented to the same mobile device, to provide an ad to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked. We also compile the data derived from our platform to publish monthly reports of key mobile industry trends in the form of our S.M.A.R.T. and Mobile Mix reports, which we provide to advertisers and developers to enable them to improve their business decisions about mobile advertising or monetization strategies and to promote their use of our services.

Although the data we collect is not personally identifiable, our clients might decide not to allow us to collect some or all of this data or might limit our use of this data. For example, app developers may not agree to provide us with the data generated by interactions with the content on their apps, or device users may not consent to having information about their device usage provided to the developer. Any limitation on our ability to collect data about user behavior and interaction with mobile device content could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our advertiser clients.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenue may decline.

Our business depends in part on our ability to collect and use location-based information about mobile connected device users.

Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location-based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could impact the effectiveness of our platform and our ability to target ads.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our services, we transmit and store information related to mobile devices and the ads we place, including a device’s geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user’s consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices.

The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also proposed revisions to the Children’s Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years old.  The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

As we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations.  In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country.  In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements.  The EU proposals, if implemented, may result in a greater compliance burden if we deliver ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

In addition to compliance with government regulations, we voluntarily participate in several trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices, and tracking of device users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.

Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause our stock price to decline.

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•                                          seasonal patterns in mobile advertisers’ spending, which tend to be cyclical;

•                                          the addition of new advertiser or developer clients or the loss of existing advertisers or developers;

•                                          changes in demand for our mobile advertising services;

•                                          changes in the amount, price and quality of available advertising inventory from developers;

•                                          the timing and amount of sales and marketing expenses incurred to attract new advertisers and developers;

•                                          changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time it takes us to close sales with advertisers;

•                                          changes in our pricing policies, the pricing policies of our competitors or the pricing of mobile advertising generally;

•                                          changes in governmental regulation of the internet, wireless networks, mobile advertising or the collection of mobile device user data;

•                                          costs necessary to improve and maintain our technology platform;

•                                          timing differences at the end of each quarter between our payments to developers for advertising space and our collection of advertising revenue related to that space; and

•                                          costs related to acquisitions of other businesses.

Our operating results may fall below the expectations of market analysts and investors in some future periods. If this happens, even just temporarily, the market price of our common stock may fall.

Seasonal fluctuations in mobile advertising activity could adversely affect our cash flows.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our advertisers’ spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. To date, these seasonal effects have been masked by our rapid revenue growth. However, if and to the extent that seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period as a result.

We do not have long-term agreements with our advertiser clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to us.

Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. Our contracts with our advertiser clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that we would not have a sufficient supply of ads to fill our developer clients’ advertising inventory, in which case our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

Our sales efforts with both advertisers and developers require significant time and expense.

Attracting new advertiser and developer clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients’ purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.

The novelty of our services and our business model often requires us to spend substantial time and effort educating potential advertiser and developer clients about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers and developers, our ability to grow our business may be adversely affected.

If we do not achieve satisfactory results under performance-based pricing models, we could lose clients and our revenue could decline.

We offer our services to advertisers based on a variety of pricing models, including CPM, CPA and CPC. Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, advertisers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with advertisers that provide for us to be paid on a CPC or CPA basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers.  If we are not able to perform effectively under these arrangements, it could hurt our reputation with advertisers and developers and could cause our revenues to decline.

If we cannot increase the capacity of our mobile advertising technology platform to meet advertiser or device user demand, our business will be harmed.

We must be able to continue to increase the capacity of our MYDAS technology platform in order to support substantial increases in the number of advertisers and device users, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery for our mobile advertising campaigns. If we are unable to efficiently and effectively increase the scale of our mobile advertising platform to support and manage a substantial increase in the number of advertisers and mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile advertising formats or services preferred by advertisers, we may be unable to obtain new advertising clients or may lose existing advertising clients, and in either case our revenue could decline.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertiser clients, which would cause our business to suffer.

Our business relies on delivering positive results to our advertiser clients. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. Because of their smaller sizes as compared to personal computers, mobile device usage could result in a higher rate of accidental or otherwise inadvertent clicks by a user. Invalid clicks could also result from click fraud, where a mobile device user intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others, and we are unable to detect and prevent it, the affected advertisers may experience or perceive a reduced return on their investment. High levels of invalid click activity could lead to dissatisfaction with our advertising services, refusals to pay, refund demands or withdrawal of future business. Any of these occurrences could damage our brand and lead to a loss of advertisers and revenue.

System failures could significantly disrupt our operations and cause us to lose advertiser clients or advertising inventory.

Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads and measure them on a CPM, CPC or CPA basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users’ responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

Failure to adequately manage our growth may seriously harm our business.

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•                                          implement additional management information systems;

•                                          further develop our operating, administrative, legal, financial and accounting systems and controls;

•                                          hire additional personnel;

•                                          develop additional levels of management within our company;

•                                          locate additional office space;

•                                          maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and

•                                          manage our expanding international operations.

Moreover, as our sales increase, we may be required to concurrently deploy our services infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our mobile advertising platform in a timely fashion, fulfill existing client commitments or attract and retain new clients.

Our increasing international operations subject us to increased challenges and risks.

We have recently started to expand our operations internationally, including opening international offices in the United Kingdom in the first half of 2010 and launching operations in Singapore in the fourth quarter of 2011. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•                                          recruiting and retaining talented and capable employees in foreign countries;

•                                          providing mobile advertising services among different cultures, including potentially modifying our platform and features to ensure that we deliver ads that are culturally relevant in different countries;

•                                          increased competition from local providers of mobile advertising services;

•                                          compliance with applicable foreign laws and regulations;

•                                          longer sales or collection cycles in some countries;

•                                          credit risk and higher levels of payment fraud;

•                                          compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•                                          currency exchange rate fluctuations;

•                                          foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•                                          economic instability in some countries, particularly those in Europe given our recent expansion in the United Kingdom;

•                                          political instability;

•                                          compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•                                          the complexity and potential adverse consequences of U.S. tax laws as they relate to our international operations;

•                                          increased costs to establish and maintain effective controls at foreign locations; and

•                                          overall higher costs of doing business internationally.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

If we do not retain our senior management team and key employees, or attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team, particularly Paul Palmieri, our chief executive officer, Chris Brandenburg, our chief technology officer, Stephen Root, our chief operating officer, and Michael Avon, our chief financial officer. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•                                          difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency of delivering mobile advertising;

•                                          cultural challenges associated with integrating employees from the acquired company into our organization;

•                                          ineffectiveness or incompatibility of acquired technologies or services;

•                                          potential loss of key employees of acquired businesses;

•              inability to maintain the key business relationships and the reputations of acquired businesses;

•              diversion of management’s attention from other business concerns;

•              litigation for activities of the acquired company, including claims from terminated employees, clients, former stockholders or other third parties;

•              in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•              costs necessary to establish and maintain effective internal controls for acquired businesses;

•              failure to successfully further develop the acquired technology in order to recoup our investment; and

•              increased fixed costs.

Activities of our advertiser clients could damage our reputation or give rise to legal claims against us.

Our advertiser clients’ promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

Our business depends on our ability to maintain the quality of our advertiser and developer content.

We must be able to ensure that our clients’ ads are not placed in developer content that is unlawful or inappropriate. Likewise, our developers rely upon us not to place ads in their apps that are unlawful or inappropriate. If we are unable to ensure that the quality of our advertiser and developer content does not decline as the number of advertisers and developers we work with continues to grow, then our reputation and business may suffer.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

Software and components that we incorporate into our mobile advertising platform may contain errors or defects, which could harm our reputation and hurt our business.

We use a combination of custom and third-party software, including open source software, in building our mobile advertising platform. Although we test software before incorporating it into our platform, we cannot guarantee that all of the third-party technology that we incorporate will not contain errors, bugs or other defects. We continue to launch enhancements to our mobile advertising platform, and we cannot guarantee any such enhancements will be free from these kinds of defects. If errors or other defects occur in technology that we utilize in our mobile advertising platform, it could result in damage to our reputation and losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have begun to seek patent protection for certain of our technologies and currently have five U.S. patent applications on file, although there can be no assurance that these patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile advertising services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including certain currently pending proceedings related to alleged patent infringement, as described in “Item 1. Legal Proceedings” of Part II of this report, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

Future litigation may be necessary to defend ourselves or our clients by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•      adversely affect our relationships with our current or future clients;

•      cause delays or stoppages in providing our mobile advertising services;

•      divert management’s attention and resources;

•      require technology changes to our platform that would cause us to incur substantial cost;

•      subject us to significant liabilities; and

•      require us to cease some or all of our activities.

In addition to liability for monetary damages against us, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against our clients, we may be prohibited from developing, commercializing or continuing to provide some or all of our mobile advertising solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.

We may at times collect, store and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to Federal laws that apply to certain types of information, such as financial information, Federal legislation has been proposed in the past that would establish broader Federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

We are an “emerging growth company,” and if we decide to comply only with reduced disclosure requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

We may need to raise additional capital to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. At December 31, 2011, we had federal net operating loss carryforwards of $27.0 million, which expire at various dates through 2031. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax law.

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of March 31, 2012. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to March 29, 2012, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or be sustained, it may be difficult to sell shares without depressing the market price for the shares or to sell your shares at all.

The trading price of the shares of our common stock is likely to be volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•              actual or anticipated variations in quarterly operating results;

•              changes in financial estimates by us or by any securities analysts who might cover our stock;

•              conditions or trends in our industry;

•              stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

•              announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•              announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•              capital commitments;

•              additions or departures of key personnel; and

•              sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market in the future, the market price of our common stock could decline significantly.

As of April 30, 2012, we had 76,086,185 shares of common stock outstanding. Of these shares, 64,356,185 shares will be available for sale in the public market beginning September 24, 2012 following the expiration of lock-up agreements between some of our stockholders and the underwriters of our recent IPO. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we filed a registration statement on Form S-8 registering the issuance of 10,462,381 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of 47,599,684 shares of our common stock and 50,750 shares of our common stock issuable upon the exercise of an outstanding warrant, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register these shares for resale, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•              only one of our three classes of directors will be elected each year;

•              stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;

•              stockholders will not be permitted to take actions by written consent;

•              stockholders cannot call a special meeting of stockholders; and

•              stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in aggregate, beneficially own approximately 83% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Our management might apply the net proceeds from our recent initial public offering in ways that do not increase the value of your investment.

We intend to use the net proceeds from our recent initial public offering for working capital and general corporate purposes, including expanding our international operations and product development. We may also use a portion of the proceeds for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these proceeds and you will be relying on the judgment of our management regarding the application of these proceeds. We might apply these proceeds in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these proceeds in a manner that does not yield a significant return, if any, on our investment of these net proceeds, it would adversely affect the market price of our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States.

As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2012 through March 31, 2012, we granted (i) options to purchase an aggregate of 106,250 shares of our common stock, pursuant to our 2006 Equity Incentive Plan, as amended, with an exercise price of $6.00 per share, and (ii) options to purchase an aggregate of 142,250 shares of our common stock, pursuant to our 2012 Equity Incentive Plan, with an exercise price of $13.00 per share.  From January 1, 2012 through March 31, 2012, certain of our employees exercised options to purchase an aggregate of 151,339 shares of our common stock pursuant to options issued under our 2006 Equity Incentive Plan, with a weighted average exercise price of $0.34 per share, for an aggregate purchase price of $52,000. These issuances were exempt from registration under the Securities Act, pursuant to the exemption provided in Rule 701 of the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

On March 28, 2012, our Registration Statement on Form S-1, as amended (Reg. No. 333-178909) was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 11,730,000 shares of our common stock, of which we sold 9,873,270 shares and certain selling stockholders sold 1,856,730 shares, in each case including the full exercise of the underwriters’ over-allotment option, at a price to the public of $13.00 per share. The offering closed on April 3, 2012, and, as a result, we received net proceeds of approximately $115.5 million (after underwriters’ discounts and commissions of approximately $9.0 million and additional offering related costs of approximately $3.9 million), and the selling stockholders received net proceeds of approximately $22.4 million (after underwriters’ discounts and commissions of approximately $1.7 million). The joint managing underwriters of the offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., and Barclays Capital Inc.

No expenses incurred by us in connection with our IPO were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. We did not receive the proceeds until the closing on April 3, 2012, which occurred after the end of the period covered by this Quarterly Report on Form 10-Q. Accordingly, we had not used any of the proceeds of the offering as of March 31, 2012.

The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. We currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. We currently have no agreements or commitments with respect to acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 29, 2012.

Item 6.           Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul J. Palmieri.

10.2	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and J. Christopher Brandenburg.

10.3	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Stephen T. Root.

10.4	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael B. Avon.

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32*

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)                                    Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(2)                                    Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(3)                                  Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

*                 These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennial Media, Inc.
(Registrant)

Date: May 15, 2012	By	/s/ PAUL J. PALMIERI
Paul Palmieri
President and Chief Executive Officer
(on behalf of the registrant)

Date: May 15, 2012		/s/ MICHAEL B. AVON
Michael Avon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul J. Palmieri.

10.2	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and J. Christopher Brandenburg.

10.3	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Stephen T. Root.

10.4	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael B. Avon.

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32*

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)                                    Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(2)                                    Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(3)                                  Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

*                 These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.