Form 10-Q
period 2012-06-30
Millennial Media Inc.
filed 2012-08-09
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2012 was 76,122,017.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	June 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,707	$123,472
Accounts receivable, net of allowances of $1,216 and $1,634 as of December 31, 2011 and June 30, 2012, respectively	34,986	43,123
Prepaid expenses and other current assets	1,417	1,808
Total current assets	53,110	168,403

Property and equipment, net	3,688	4,781
Goodwill	1,348	1,348
Intangible assets, net	1,179	1,046
Deferred offering costs	1,985	—
Other assets	575	636
Total assets	$61,885	$176,214

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$2,883	$2,687
Accrued cost of revenue	20,963	24,011
Accrued payroll and payroll related expenses	5,153	4,750
Deferred revenue	157	100
Total current liabilities	29,156	31,548

Series B warrant outstanding	183	—
Other long-term liabilities	299	287
Total liabilities	29,638	31,835

Redeemable convertible preferred stock:
Series A-1 preferred stock, $0.001 par value, 6,341,465 and 0 shares authorized, issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	1,880	—
Series A-2 preferred stock, $0.001 par value, 9,448,220 and 0 shares authorized, issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	7,033	—
Series B preferred stock, $0.001 par value, 12,737,605 and 0 shares authorized, 12,686,855 and 0 issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	19,882	—
Series C preferred stock, $0.001 par value, 10,759,630 and 0 shares authorized, issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	18,441	—
Series D preferred stock, $0.001 par value, 8,442,833 and 0 shares authorized, issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	29,432	—
Total redeemable convertible preferred stock	76,668	—

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 18,011,035 and 76,122,017 shares issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	17	75
Additional paid-in capital	—	195,184
Accumulated other comprehensive loss	(25)	(59)
Accumulated deficit	(44,413)	(50,821)
Total stockholders’ (deficit) equity	(44,421)	144,379
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$61,885	$176,214

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenue	$22,447	$39,411	$43,940	$72,342
Cost of revenue	13,675	23,761	27,244	43,677
Gross profit	8,772	15,650	16,696	28,665
Operating expenses:
Sales and marketing	3,582	5,992	6,974	10,638
Technology and development	1,150	2,769	1,798	5,417
General and administrative	4,658	9,228	8,565	17,939
Total operating expenses	9,390	17,989	17,337	33,994
Loss from operations	(618)	(2,339)	(641)	(5,329)
Other income (expense)
Interest expense	(1)	(17)	(1)	(37)
Other income (expense)	(26)	123	(26)	(834)
Total other income (expense)	(27)	106	(27)	(871)
Loss before income taxes	(645)	(2,233)	(668)	(6,200)
Income tax benefit (expense)	493	(5)	493	(10)
Net loss	(152)	(2,238)	(175)	(6,210)
Accretion of dividends on redeemable convertible preferred stock	(1,241)	—	(2,469)	(1,328)
Net loss attributable to common stockholders	$(1,393)	$(2,238)	$(2,644)	$(7,538)

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)	$(0.16)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	16,327,305	73,033,280	16,303,807	44,860,018

Stock-based compensation expense included above:
Sales and marketing	$40	$78	$63	$124
Technology and development	232	468	236	852
General and administrative	125	418	200	1,071

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net loss	$(152)	$(2,238)	$(175)	$(6,210)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	2	3	(34)
Total comprehensive loss	$(150)	$(2,236)	$(172)	$(6,244)

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity

Balance, December 31, 2011	18,011,035	$17	$—	$(25)	$(44,413)	$(44,421)
Exercise of stock options	558,709	—	232	—	—	232
Stock-based compensation expense	—	—	2,047	—	—	2,047
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,136)	—	(192)	(1,328)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(6)	(6)
Conversion of redeemable convertible preferred stock to common stock	47,679,003	48	77,955	—	—	78,003
Conversion of Series B warrant to common stock warrant	—	—	1,017	—	—	1,017
Issuance of common stock from initial public offering, net of issuance costs	9,873,270	10	115,069	—	—	115,079
Net loss	—	—	—	—	(6,210)	(6,210)
Foreign currency translation adjustments	—	—	—	(34)	—	(34)
Balance, June 30, 2012	76,122,017	$75	$195,184	$(59)	$(50,821)	$144,379

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities
Net loss	$(175)	$(6,210)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	499	2,047
Non-cash change in fair value of Series B warrant	26	834
Bad debt expense	110	647
Deferred income taxes	(483)	—
Depreciation and amortization	236	962
Amortization of deferred financing fees	—	14
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	(2,640)	(8,783)
Prepaid expenses and other current assets	(92)	(389)
Other assets	(162)	(103)
Accounts payable and accrued expenses	130	1,788
Accrued cost of revenue	575	3,048
Accrued payroll and payroll related expenses	(284)	(405)
Other long-term liabilities	143	(12)
Deferred revenue	(259)	(57)
Net cash and cash equivalents used in operating activities	(2,376)	(6,619)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(2,060)	—
Purchases of property and equipment	(931)	(1,922)
Net cash and cash equivalents used in investing activities	(2,991)	(1,922)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	115,079
Payment of deferred offering costs	(45)	—
Proceeds from exercises of stock options	87	232
Repurchase and retirement of common shares	(827)	—
Net cash and cash equivalents (used in) provided by financing activities	(785)	115,311
Effect of exchange rates on cash and cash equivalents	6	(5)
Net (decrease) increase in cash and cash equivalents	(6,146)	106,765

Cash and cash equivalents, beginning of the period	27,803	16,707
Cash and cash equivalents, end of the period	$21,657	$123,472

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in connection with the Condaptive acquisition	$75	$—
Accretion of dividends on redeemable convertible preferred stock	$2,469	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$17	$6

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

On April 3, 2012, the Company closed its initial public offering (“IPO”) of common stock in which the Company sold and issued 9,873,270 shares of common stock. Upon closing of the IPO, all of the redeemable convertible preferred stock outstanding automatically converted into 47,679,003 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 3, 2012. In addition, the outstanding Series B warrant automatically converted into a warrant to purchase common stock, and the preferred stock warrant liability of $1.0 million as of April 3, 2012 was reclassified to additional paid-in capital.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ (deficit) equity and cash flows. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

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

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of December 31, 2011 and June 30, 2012 there was $157,000 and $100,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising utilized in running mobile advertisements.  These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or mobile website or a fixed fee for the ad space.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website.  Costs owed to developers but not yet paid are recorded as accrued cost of revenue.

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

During the three months ended June 30, 2011, one customer accounted for approximately 11% of revenue. During the three months ended June 30, 2012, no customers accounted for 10% or greater of revenue.

During the six months ended June 30, 2011, one customer accounted for approximately 11% of revenue. During the six months ended June 30, 2012, no customers accounted for 10% or greater of revenue.

As of December 31, 2011 and June 30, 2012, no customer accounted for greater than 10% of accounts receivable.

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

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

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

3.               Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to their short-term nature. Prior to its conversion to a common stock warrant on April 3, 2012, the Company’s preferred stock warrant was recorded at fair value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of December 31, 2011 and June 30, 2012 (in thousands):

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$10,909	$10,909	$—	$—
	$10,909	$10,909	$—	$—

Liabilities:
Series B warrant (2)	$183	$—	$—	$183
	$183	$—	$—	$183

	Balance at June 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$108,411	$108,411	$—	$—
	$108,411	$108,411	$—	$—

(1)      Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)      The Company used an option pricing model to determine the fair value of the Series B preferred stock warrant. Significant inputs included an estimate of the fair value of the Company’s stock, the remaining contractual life of the warrant, a risk free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.

4.               Series B Warrant

The Company was a party to a derivative financial instrument in which it issued a Series B warrant allowing the holder to purchase 50,750 shares of Series B preferred stock. The warrant was issued in conjunction with a long-term debt borrowing in 2008. The warrant had a term of 10 years and a stated exercise price of $1.18 per share and could be exercised in whole or in part at any time. The warrant included a cashless exercise option which allowed the holder to receive fewer shares of Series B preferred stock in exchange for the warrant rather than paying cash to exercise. As of December 31, 2011, the warrant was classified as a liability in the accompanying consolidated balance sheet and adjusted to fair value due to the fact that it was exercisable into a redeemable security.

The fair value of the warrant was estimated to be $183,000 at December 31, 2011. On April 3, 2012, upon closing of the Company’s IPO, the warrant converted from a warrant to purchase Series B preferred stock to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying unaudited consolidated statements of operations. The Company recorded other expense of $26,000 for the three and six months ended June 30, 2011 related to the fair value adjustment of the warrant.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company recorded other income of $123,000 for the three months ended June 30, 2012 and other expense of $1.1 million for the six months ended June 30, 2012 related to the fair value adjustment of the warrant. No further changes in fair value will be recognized in other income (expense).

5.               Redeemable Convertible Preferred Stock (“preferred stock”)

The following table summarizes the Company’s issuances of preferred stock:

				Conversion
		Price per		Price per
Issue Date	Name	Share	Number of Shares	Share
July 2006	Series A-1	$0.21	6,341,465	$0.21
December 2006	Series A-2	$0.53	9,448,220	$0.53
November 2007	Series B	$1.18	12,686,855	$1.18
November 2009	Series C	$1.49	10,759,630	$1.49
December 2010	Series D	$3.26	8,442,833	$3.26

Series A-1, Series A-2, Series B, Series C, and Series D are collectively referred to as the Series Preferred. Price per share above for each series of preferred stock excludes the cost of issuance.

Summary of Activity

The following table presents a summary of activity for the Series Preferred issued and outstanding for the six months ended June 30, 2012 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A-1	Series A-2	Series B	Series C	Series D	Total Amount
Balance, December 31, 2011	$1,880	$7,033	$19,882	$18,441	$29,432	$76,668

Preferred stock dividends accreted for Series A-1 preferred stock	32	—	—	—	—	32

Preferred stock dividends accreted for Series A-2 preferred stock	—	120	—	—	—	120

Preferred stock dividends accreted for Series B preferred stock	—	—	343	—	—	343

Preferred stock dividends accreted for Series C preferred stock	—	—	—	320	—	320

Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	514	514

Accretion of issuance costs	—	—	1	3	2	6
Conversion of preferred stock to common stock	(1,912)	(7,153)	(20,226)	(18,764)	(29,948)	(78,003)
Balance, June 30, 2012	$—	$—	$—	$—	$—	$—

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

Upon closing of the Company’s IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 47,679,003 shares of common stock. In addition, immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 5,000,000 shares of undesignated preferred stock and 250,000,000 shares of common stock.

6.               Stock-Based Compensation

There were options outstanding to purchase an aggregate of 7,147,391 shares of common stock as of June 30, 2012 under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan pursuant to which the Company has reserved an additional 3,250,000 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of June 30, 2012, options to purchase 142,250 shares of common stock and 17,307 restricted stock units (“RSUs”) were outstanding under this plan. Each RSU represents the contingent right to receive one share of common stock. Upon creation of the 2012 Equity Incentive Plan, no additional awards under the 2006 Equity Incentive Plan are available to be issued. As of June 30, 2012, 3,090,443 shares are available for future grant under the 2012 Equity Incentive Plan.

Stock Option Awards

For the three-month periods ended June 30, 2011 and 2012, the Company recognized total non-cash stock-based compensation expense associated with stock option awards of $173,000 and $412,000, respectively. For the six-month periods ended June 30, 2011 and 2012, the Company recognized total non-cash stock-based compensation expense associated with stock option awards of $275,000 and $1.1 million, respectively.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Risk-free interest rate	—%	—%	2.3% — 2.4%	1.1% — 1.3%
Expected life	—	—	5.9 — 6.1 years	5.7 — 6.1 years
Expected volatility	—%	—%	46% — 47%	53% — 54%
Dividend yield	—%	—%	0%	0%
Weighted-average grant date fair value	—	—	$1.30	$5.06

The following table summarizes by grant date the stock options granted from January 1, 2012 through June 30, 2012, as well as the associated per share exercise price, which was equal to the estimated fair value of the Company’s common stock at the grant date.

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

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

In conducting the contemporaneous valuations, the Company considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including management’s best estimate of the Company’s business condition, prospects and operating performance at each valuation date.

The following is a summary of option activity for the six months ended June 30, 2012:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2012	7,650,498	$1.11
Granted	248,500	10.01
Exercised	(558,709)	0.42
Forfeited	(37,263)	2.96
Expired	(13,385)	0.09
Options outstanding at June 30, 2012	7,289,641	$1.46	6.99	$85,511

Options vested and exercisable at June 30, 2012	4,974,293	$0.66	6.23	62,351

Options vested and expected to vest at June 30, 2012	7,246,937	$1.44	6.98	85,122

The total compensation cost related to unvested awards not yet recognized as of June 30, 2012 totaled $3.2 million and will be recognized over a weighted-average period of approximately 2.8 years.

The aggregate intrinsic value of all options exercised during the six-month periods ended June 30, 2011 and 2012 was $860,000 and $9.0 million respectively. The total fair value of shares that vested during the six-month periods ended June 30, 2011 and 2012 was $1.0 million and $0.9 million, respectively.

Restricted Common Stock

In connection with the acquisition of Condaptive on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at the lower of $0.001 or the share’s then fair market value. As of June 30, 2012, a total of 505,037 shares had been released from restriction.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. For the three and six months ended June 30, 2012, the Company recognized non-cash stock-based compensation expense associated with restricted common stock of $551,000 and $811,000, respectively. At June 30, 2012, unrecognized compensation expense relating to the restricted stock awards was $4.3 million and the aggregate intrinsic value of the unvested restricted stock was $12.4 million. The unrecognized compensation expense will be amortized on a straight line basis for the remaining 2.5 years.

Restricted Stock Units (RSUs)

In connection with the Company’s IPO, the Company issued 17,307 RSUs under the 2012 equity incentive plan. The entire grant is scheduled to vest on September 28, 2012, subject to the holder’s service with the Company on that date. For the six months ended June 30, 2012, the Company recognized non-cash stock based compensation expense associated with the RSUs of $111,000. At June 30, 2012, unrecognized compensation expense related to the RSUs was $114,000. The unrecognized compensation expense will be amortized on a straight-line basis through the vesting date.

7.               Net Loss Per Common Share

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s redeemable convertible preferred stock on an as-if-converted basis (prior to their conversion to common shares) as well as the restricted common stock issued in the Condaptive acquisition are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrant. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three- and six-month periods ended June 30, 2011 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements (continued)

	Three and Six Months Ended June 30,
	2011	2012
Redeemable convertible preferred stock:
Series A-1	6,341,465	—
Series A-2	9,448,220	—
Series B	12,686,855	—
Series C	10,759,630	—
Series D	8,442,833	—
Unvested restricted common stock	1,448,080	943,043
Warrant to purchase Series B preferred stock/common stock	50,750	50,750
Stock options	6,918,527	7,289,641
RSUs	—	17,307

8.               Income Taxes

The benefit for income taxes for the three and six months ended June 30, 2011 includes $493,000 of discrete tax benefits.  The Company recorded a discrete tax benefit in the second quarter of 2011 due to a change in judgment about the realizability of the Company’s deferred tax assets as the result of a future taxable temporary difference established in connection with the acquisition of Condaptive, Inc.

9.               Segment and Geographic Information

Substantially all assets were held in the United States at December 31, 2011 and June 30, 2012.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Domestic	$20,671	$34,796	$40,868	$63,738
International	1,776	4,615	3,072	8,604
Total	$22,447	$39,411	$43,940	$72,342

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and our other filings with the Securities and Exchange Commission, or “SEC”. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 appearing in our prospectus filed with the SEC on March 29, 2012.

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 35,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 7,000 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple iOS, Android, Windows Phone, Blackberry and Symbian.

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

	Three Months Ended June 30,
	2011	2012
	(in thousands, except percentages)
Revenue	$22,447	$39,411
Gross margin	39.1%	39.7%
Net loss	$(152)	$(2,238)
Adjusted EBITDA	$(99)	$(731)

	Six Months Ended June 30,
	2011	2012
	(in thousands, except percentages)
Revenue	$43,940	$72,342
Gross margin	38.0%	39.6%
Net loss	$(175)	$(6,210)
Adjusted EBITDA	$68	$(3,154)

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	June 30,
	2011	2012
	(in thousands)
Net loss	$(152)	$(2,238)
Adjustments:
Interest (income) expense, net	1	17
Income tax (benefit) expense	(493)	5
Depreciation and amortization expense	148	522
Stock-based compensation expense	397	963
Total net adjustments	53	1,507
Adjusted EBITDA	$(99)	$(731)

	Six Months Ended
	June 30,
	2011	2012
	(in thousands)
Net loss	$(175)	$(6,210)
Adjustments:
Interest (income) expense, net	1	37
Income tax (benefit) expense	(493)	10
Depreciation and amortization expense	236	962
Stock-based compensation expense	499	2,047
Total net adjustments	243	3,056
Adjusted EBITDA	$68	$(3,154)

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

When we discuss new advertising clients for any period, we are referring to clients who first advertised on our platform after the end of the prior-year comparative period.  When we discuss existing advertising clients for any period, we are referring to all other clients, specifically those who had advertised on our platform at any time before the end of the prior-year comparative period.  If an existing client advertises a new brand on our platform, or a subsidiary of an existing client begins advertising on our platform, we also categorize those as existing clients.

Our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year. Many brand advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Cost of Revenue

Cost of revenue consists primarily of payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically either a percentage of the advertising revenue we earn from mobile ads placed on the developer’s app or a fixed fee for the ad space. We recognize cost of revenue on a developer-by-developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew from 119 employees at December 31, 2010 to 295 employees at June 30, 2012, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser-focused sales and marketing employees, including stock-based compensation, commissions and bonuses. Developer support salaries and personnel costs are included in general and administrative expenses. Additional expenses include marketing programs, consulting, travel and other related overhead. The number of employees in sales and marketing functions grew from 44 at December 31, 2010 to 100 at June 30, 2012, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

Technology and development expense. Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support.

The number of employees in technology and development functions grew from 19 at December 31, 2010 to 61 at June 30, 2012. We intend to continue to invest in our technology and development efforts, by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

General and administrative expense. General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. The number of employees in general and administrative functions grew from 56 at December 31, 2010 to 134 at June 30, 2012, and we expect our general and administrative expenses to increase in the foreseeable future as we further increase the number of general and administrative personnel and expand our organization as a public registrant.

Other Income (Expense)

Other income and expense consists primarily of interest income, interest expense and changes in the fair value of our preferred stock warrant liability prior to its conversion to a common stock warrant on April 3, 2012. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the fees incurred on the unused portion of our credit facilities.

Prior to our IPO, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period and any changes in fair value were recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was automatically, in accordance with its terms, converted into a warrant to purchase common stock, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrant, no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax liabilities for the three and six month periods ended June 30, 2011 and 2012.

Income tax benefit consists of changes in judgment about the realizability of our deferred tax assets.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the six months ended June 30, 2012, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2011 included in our prospectus filed with the SEC on March 29, 2012.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
	2011		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$22,447	100.0%	$39,411	100.0%	$16,964	75.6%
Cost of revenue	13,675	60.9	23,761	60.3	10,086	73.8
Gross profit	8,772	39.1	15,650	39.7	6,878	78.4
Operating expenses:
Sales and marketing	3,582	16.0	5,992	15.2	2,410	67.3
Technology and development	1,150	5.1	2,769	7.0	1,619	140.8
General and administrative	4,658	20.8	9,228	23.4	4,570	98.1
Total operating expenses	9,390	41.8	17,989	45.6	8,599	91.6
Loss from operations	(618)	(2.8)	(2,339)	(5.9)	(1,721)	278.5
Other income (expense):
Interest expense	(1)	0.0	(17)	0.0	(16)	1,600.0
Other income (expense)	(26)	(0.1)	123	0.3	149	(573.1)
Total other income (expense)	(27)	(0.1)	106	0.3	133	(492.6)
Loss before income taxes	(645)	(2.9)	(2,233)	(5.7)	(1,588)	246.2
Income tax benefit (expense)	493	2.2	(5)	—	(498)	(101.0)
Net loss	$(152)	(0.7)%	$(2,238)	(5.7)%	$(2,086)	1,372.4

Revenue. Revenue increased by $17.0 million, or 75.6%, from $22.4 million for the quarter ended June 30, 2011 to $39.4 million for the quarter ended June 30, 2012. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 118.3% during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 and represented 71.5% of our total revenue for the quarter ended June 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. Revenue from new advertiser clients increased by 21.0% during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 and represented 28.5% of our total revenue for the quarter ended June 30, 2012.

Our revenue from international operations increased from $1.8 million, or 8.0% of total revenue, for the quarter ended June 30, 2011, to $4.6 million, or 11.7% of total revenue, for the quarter ended June 30, 2012. The revenue growth in our international operations during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 was primarily attributable to an increase in our international sales force focused on generating revenue, principally in Europe.

We also substantially increased our overall sales force during the quarter ended June 30, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue increased by $10.1 million, or 73.8%, from $13.7 million, or 60.9% of revenue, for the quarter ended June 30, 2011, to $23.8 million, or 60.3% of revenue, for the quarter ended June 30, 2012. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads.

The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the quarter ended June 30, 2012 was primarily the result of more favorable pricing terms with developers and improved optimization of our ad delivery process. In addition, we experienced increased usage of our self-service portal for developers, which is the primary interface for our developers that do not require a full-service solution. These developers receive access to valuable tools, services and analytics through the self-service portal. Fees paid to developers for ads placed through this portal are generally lower, especially for developers who do not qualify for volume-based discounts, resulting in higher gross margin from these ads.

Sales and marketing. Sales and marketing expense increased by $2.4 million, or 67.3%, from $3.6 million, or 16.0% of revenue, for the quarter ended June 30, 2011, to $6.0 million, or 15.2% of revenue, for the quarter ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $1.5 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. For the three months ended June 30, 2011 and 2012, the number of full-time sales and marketing employees increased from 53 to 100. In addition, we experienced a $0.4 million increase in our marketing programs and travel expenses. The decrease in sales and marketing expense as a percentage of revenue for the quarter ended June 30, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

Technology and development. Technology and development expense increased by $1.6 million, or 140.8%, from $1.2 million, or 5.1% of revenue, for the quarter ended June 30, 2011, to $2.8 million, or 7.0% of revenue, for the quarter ended June 30, 2012. The increase in technology and development expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs associated with an increase in headcount. For the three months ended June 30, 2011 and 2012, the number of full-time technology and development employees increased from 31 at June 30, 2011 to 61 at June 30, 2012. Additionally, for the quarter ended June 30, 2012, we incurred $0.3 million in amortization expenses related to our internally developed software.

General and administrative. General and administrative expense increased by $4.6 million, or 98.1%, from $4.7 million, or 20.8% of revenue, for the quarter ended June 30, 2011, to $9.3 million, or 23.4% of revenue, for the quarter ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $2.0 million increase in salaries and personnel-related costs associated with an increase in headcount as well as a corresponding increases of $0.5 million in stock-based compensation expense. The number of full-time general and administrative employees increased from 78 at June 30, 2011 to 134 at June 30, 2012. Additionally, over that same comparative period, we experienced $0.6 million in higher external legal fees, as well as an additional $0.7 million in IT costs, and an additional $0.8 million in overhead costs to support our growing employee base. The increase in general and administrative expense as a percentage of revenue for the quarter ended June 30, 2012 was also primarily attributable to our increase in headcount.

	Six Months Ended June 30,
	2011		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$43,940	100.0%	$72,342	100.0%	$28,402	64.6%
Cost of revenue	27,244	62.0	43,677	60.4	16,433	60.3
Gross profit	16,696	38.0	28,665	39.6	11,969	71.7
Operating expenses:
Sales and marketing	6,974	15.9	10,638	14.7	3,664	52.5
Technology and development	1,798	4.1	5,417	7.5	3,619	201.3
General and administrative	8,565	19.5	17,939	24.8	9,374	109.4
Total operating expenses	17,337	39.5	33,994	47.0	16,657	96.1
Loss from operations	(641)	(1.5)	(5,329)	(7.4)	(4,688)	731.4
Other income (expense):
Interest income (expense)	(1)	0.0	(37)	(0.1)	(36)	3,600.0
Other income (expense)	(26)	(0.1)	(834)	(1.2)	(808)	3,107.7
Total other income (expense)	(27)	(0.1)	(871)	(1.2)	(844)	3125.9
Loss before income taxes	(668)	(1.5)	(6,200)	(8.6)	(5,532)	828.1
Income tax benefit (expense)	493	1.1	(10)	—	(503)	(102.0)
Net loss	$(175)	(0.4)%	$(6,210)	(8.6)%	$(6,035)	3,448.6

Revenue. Revenue increased by $28.4 million, or 64.6%, from $43.9 million for the six months ended June 30, 2011 to $72.3 million for the six months ended June 30, 2012. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 90.8% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 and represented 76.8% of our total revenue for the six months ended June 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. Revenue from new advertiser clients increased by 16.9% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 and represented 23.2% of our total revenue for the six months ended June 30, 2012.

Our revenue from international operations increased from $3.1 million, or 7.0% of total revenue, for the six months ended June 30, 2011, to $8.6 million, or 11.9% of total revenue, for the six months ended June 30, 2012. The revenue growth in our international operations during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to an increase in our international sales force focused on generating revenue principally in Europe.

We also substantially increased our overall sales force during the six months ended June 30, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue increased by $16.4 million, or 60.3%, from $27.2 million, or 62.0% of revenue, for the six months ended June 30, 2011, to $43.7 million, or 60.4% of revenue, for the six months ended June 30, 2012. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the six months ended June 30, 2012 was primarily the result of more favorable pricing terms with developers, improved optimization of our ad delivery process, and increased usage of our self-service portal for developers.

Sales and marketing. Sales and marketing expense increased by $3.7 million, or 52.5%, from $7.0 million, or 15.9% of revenue, for the six months ended June 30, 2011, to $10.7 million, or 14.7% of revenue, for the six months ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $2.2 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased from 53 at June 30, 2011 to 100 at June 30, 2012. In addition, we experienced a $0.8 million increase in our marketing programs and consulting expense. The decrease in sales and marketing expense as a percentage of revenue for the six months ended June 30, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

Technology and development. Technology and development expense increased by $3.6 million, or 201.3%, from $1.8 million, or 4.1% of revenue, for the six months ended June 30, 2011, to $5.4 million, or 7.5% of revenue, for the six months ended June 30, 2012. The increase in technology and development expense was primarily attributable to a $2.2 million increase in salaries and personnel-related costs associated with an increase in headcount and stock compensation expense related to the Condaptive acquisition. The number of full-time technology and development employees increased from 31 at June 30, 2011 to 61 at June 30, 2012. Additionally, for the six-months ended June 30, 2012, we incurred $0.4 million in amortization expenses related to our internally developed software, costs of $0.2 million for enhancements to our existing technology platform, and $0.2 million in additional lease costs.

General and administrative. General and administrative expense increased by $9.4 million, or 109.4%, from $8.6 million, or 19.5% of revenue, for the six months ended June 30, 2011, to $18.0 million, or 24.8% of revenue, for the six months ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $4.7 million increase in salaries and personnel-related costs associated with an increase in headcount and stock compensation expense. Additionally, for the six-months ended June 30, 2012, we incurred increased information system costs of $1.4 million, increased professional fees of $1.0 million, $0.5 million in increased travel costs, $0.5 million in increased bad debt expense, $0.3 million in increased lease costs, increased depreciation and amortization costs of $0.3 million, and an increase of $0.7 million in other general corporate costs necessary to support the overall growth in our business. The number of full-time general and administrative employees increased from 78 at June 30, 2011 to 134 at June 30, 2012. The increase in general and administrative expense as a percentage of revenue for the six months ended June 30, 2012 was also primarily attributable to our increase in headcount.

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

The line of credit is scheduled to mature on August 11, 2013, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we have a maximum of $2.0 million in available but unused letters of credit. As of June 30, 2012, we had not yet drawn on this line of credit.

Initial Public Offering

On April 3, 2012, we closed our IPO in which we sold and issued 9,873,270 shares of common stock resulting in net proceeds of $115.5 million. Upon closing of the IPO, all of the redeemable convertible preferred stock outstanding automatically converted into 47,679,003 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 3, 2012. In addition, the outstanding Series B warrant automatically converted into a warrant to purchase common stock, and the preferred stock warrant liability of $1.0 million as of April 3, 2012 was reclassified to additional paid-in capital.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,376)	$(6,619)
Investing activities	(2,991)	(1,922)
Financing activities	(785)	115,311

Operating Activities

For the six months ended June 30, 2012, our net cash used in operating activities of $6.6 million consisted of a net loss of $6.2 million and $4.9 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $4.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $2.1 million, non-cash change in the fair value of our Series B preferred stock warrant of $0.8 million which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $1.0 million and bad debt expense of $0.6 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $8.8 million, primarily driven by increased revenue during the period as we continue to expand our operations both domestically and internationally. These decreases in working capital were partially offset by increases in operating cash flow due to a $3.0 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

For the six months ended June 30, 2011, our net cash used in operating activities of $2.4 million consisted of a net loss of $175,000 and $2.6 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth.

The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $2.6 million, primarily driven by increased revenue during the period, as a result of operational expansion domestically and the addition of new international operations.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment.

For the six-month periods ended June 30, 2011 and 2012, net cash used in investing activities was $0.9 million and $1.9 million, respectively, for purchases of property and equipment. Additionally, net cash used in investing activities for the six-month period ended June 30, 2011 included $2.1 million paid for the acquisition of Condaptive, Inc., net of cash acquired.

Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities was $115.3 million, consisting primarily of $115.1 million in net proceeds from our IPO. In addition, we received net cash of $0.2 million upon the exercise of stock options.

For the six months ended June 30, 2011, net cash used in financing activities was $0.8 million, consisting primarily of cash used to repurchase common stock from one of our executive officers.

Recent Accounting Pronouncements

See Note 2 of the unaudited consolidated financial statements included in this report for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2011 through June 30, 2012. Information regarding our market risk at December 31, 2011 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our prospectus filed with the SEC on March 29, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Augme Technologies, Inc. v. Millennial Media, Inc.  On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us.  Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled “Method and Code Module For Adding Function To A Web Page,” U.S. Patent No. 7,269,636 entitled “Method and Code Module For Adding Function To A Web Page,” and U.S. Patent No. 6,594,691 entitled “Method and System For Adding Function To A Web Page.”  We answered the complaint on July 5, 2012.  Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question.  Discovery has not yet begun.

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us.

Plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office. On November 18, 2011, the Patent and Trademark Office granted the defendants’ request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent claims in the first office action. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination.  The court granted the motion to stay in February 2012.  On June 4, 2012, the Patent and Trademark Office entered an Action Closing Prosecution rejecting all claims.  Plaintiff filed its response in the patent reexamination on August 6, 2012.

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

We incurred net losses of $6.2 million in the first six months of 2012, and we had an accumulated deficit of $50.8 million as of June 30, 2012. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services, and our advertisers and agency clients may also more actively seek out direct relationships with developers to more efficiently deploy their mobile advertising budgets. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple’s mobile devices. Similarly, Google controls the Android operating system and, following its recent acquisition of Motorola Mobility, it now also controls a significant number of additional mobile devices. If our mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them or our ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

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

We generate a significant portion of our revenue from the advertising inventory provided by a limited number of developers, and, as a nascent industry, the market for mobile application developers is undergoing, and will likely continue to undergo, rapid change and significant consolidation. In most instances, developers can change the amount of inventory they make available to us at any time. Developers may also change the price at which they offer inventory to us, or they may elect to make advertising space available to our competitors who offer ads to them on more favorable economic terms. In addition, developers may place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. Developers may also use a fee-based or subscription-based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.

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

Although the data we collect is not personally identifiable information, our clients might decide not to allow us to collect some or all of this data or might limit our use of this data. For example, app developers may not agree to provide us with the data generated by interactions with the content on their apps, or device users may not consent to having information about their device usage provided to the developer. Any limitation on our ability to collect data about user behavior and interaction with mobile device content could make it more difficult for us to deliver effective mobile advertising programs that meet the demands of our advertiser clients.

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

The U.S. government, including the Federal Trade Commission, or the FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The FTC has also proposed revisions to the Children’s Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years old.  The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients collect through mobile devices or apps that is not currently subject to COPPA.

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

We have recently started to expand our operations internationally, including opening international offices in the United Kingdom in the first half of 2010, launching operations in Singapore in the fourth quarter of 2011 and opening an office in Germany in July 2012. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

If we do not retain our senior management team and other employees, or attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

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

•	costs necessary to establish and maintain effective internal controls for acquired businesses;

•	failure to successfully further develop the acquired technology in order to recoup our investment; and

•	increased fixed costs

.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of June 30, 2012. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.

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

As of July 31, 2012, we had 76,122,017 shares of common stock outstanding. Of these shares, 64,356,185 shares will be available for sale in the public market beginning on September 25, 2012 following the expiration of lock-up agreements between some of our stockholders and the underwriters of our recent IPO, unless the lock-up period is extended by the underwriters under the terms of the lock-up agreements. The representatives of the underwriters may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 83% of our outstanding common stock as of June 30, 2012. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On March 28, 2012, our Registration Statement on Form S-1, as amended (Reg. No. 333-178909) was declared effective in connection with the IPO of our common stock, pursuant to which we registered an aggregate of 11,730,000 shares of our common stock, of which we sold 9,873,270 shares and certain selling stockholders sold 1,856,730 shares, in each case including the full exercise of the underwriters’ over-allotment option, at a price to the public of $13.00 per share. The offering closed on April 3, 2012, and, as a result, we received net proceeds of approximately $115.1 million (after underwriters’ discounts and commissions of approximately $9.0 million and additional offering related costs of approximately $4.3 million), and the selling stockholders received net proceeds of approximately $22.4 million (after underwriters’ discounts and commissions of approximately $1.7 million). The joint managing underwriters of the offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., and Barclays Capital Inc.

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

32.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

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

Millennial Media, Inc. (Registrant)

Date: August 9, 2012	By	/s/ PAUL J. PALMIERI
Paul Palmieri President and Chief Executive Officer (on behalf of the registrant)

Date: August 9, 2012		/s/ MICHAEL B. AVON
Michael Avon Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

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

32.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

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