Form 10-Q
period 2012-09-30
Millennial Media Inc.
filed 2012-11-06
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2012 was 78,337,477.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	September 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,707	$122,404
Accounts receivable, net of allowances of $1,216 and $2,217 as of December 31, 2011 and September 30, 2012, respectively	34,986	51,176
Prepaid expenses and other current assets	1,417	2,119
Total current assets	53,110	175,699

Property and equipment, net	3,688	5,777
Goodwill	1,348	1,348
Intangible assets, net	1,179	980
Deferred offering costs	1,985	—
Other assets	575	634
Total assets	$61,885	$184,438

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$2,883	$3,176
Accrued cost of revenue	20,963	28,227
Accrued payroll and payroll related expenses	5,153	6,431
Deferred revenue	157	219
Total current liabilities	29,156	38,053

Series B warrant outstanding	183	—
Other long-term liabilities	299	267
Total liabilities	29,638	38,320

Redeemable convertible preferred stock:
Series A-1 preferred stock, $0.001 par value, 6,341,465 and 0 shares authorized, issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	1,880	—
Series A-2 preferred stock, $0.001 par value, 9,448,220 and 0 shares authorized, issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	7,033	—
Series B preferred stock, $0.001 par value, 12,737,605 and 0 shares authorized, 12,686,855 and 0 issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	19,882	—
Series C preferred stock, $0.001 par value, 10,759,630 and 0 shares authorized, issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	18,441	—
Series D preferred stock, $0.001 par value, 8,442,833 and 0 shares authorized, issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	29,432	—
Total redeemable convertible preferred stock	76,668	—

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and September 30, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 18,011,035 and 76,757,515 shares issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	17	75
Additional paid-in capital	—	198,687
Accumulated other comprehensive loss	(25)	(52)
Accumulated deficit	(44,413)	(52,592)
Total stockholders’ (deficit) equity	(44,421)	146,118
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$61,885	$184,438

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Revenue	$25,189	$47,366	$69,129	$119,707
Cost of revenue	15,293	28,005	42,536	71,683
Gross profit	9,896	19,361	26,593	48,024
Operating expenses:
Sales and marketing	3,203	5,922	10,179	16,561
Technology and development	1,518	4,667	3,316	10,084
General and administrative	5,382	10,491	13,946	28,428
Total operating expenses	10,103	21,080	27,441	55,073
Loss from operations	(207)	(1,719)	(848)	(7,049)
Interest and other expense
Interest expense	(1)	(14)	(2)	(52)
Other expense	(36)	—	(62)	(834)
Total interest and other expense	(37)	(14)	(64)	(886)
Loss before income taxes	(244)	(1,733)	(912)	(7,935)
Income tax benefit (expense)	2	(36)	495	(46)
Net loss	(242)	(1,769)	(417)	(7,981)
Accretion of dividends on redeemable convertible preferred stock	(1,259)	—	(3,728)	(1,328)
Net loss attributable to common stockholders	$(1,501)	$(1,769)	$(4,145)	$(9,309)

Net loss per share:
Basic and diluted	$(0.09)	$(0.02)	$(0.25)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	16,400,211	75,498,564	16,336,295	55,146,195

Stock-based compensation expense included above:
Sales and marketing	$49	$286	$112	$410
Technology and development	385	2,037	621	2,889
General and administrative	170	903	371	1,974

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net loss	$(242)	$(1,769)	$(417)	$(7,981)
Other comprehensive loss:
Foreign currency translation adjustments	(5)	(3)	(2)	(27)
Total comprehensive loss	$(247)	$(1,772)	$(419)	$(8,008)

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity

Balance, December 31, 2011	18,011,035	$17	$—	$(25)	$(44,413)	$(44,421)
Exercise of a warrant to purchase common stock	46,760	—	—	—	—	—
Exercise of stock options	1,147,447	—	499	—	—	499
Stock-based compensation expense	—	—	5,273	—	—	5,273
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,136)	—	(192)	(1,328)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(6)	(6)
Conversion of redeemable convertible preferred stock to common stock	47,679,003	48	77,955	—	—	78,003
Conversion of Series B warrant to common stock warrant	—	—	1,017	—	—	1,017
Issuance of common stock in initial public offering, net of issuance costs	9,873,270	10	115,079	—	—	115,089
Net loss	—	—	—	—	(7,981)	(7,981)
Foreign currency translation adjustments	—	—	—	(27)	—	(27)
Balance, September 30, 2012	76,757,515	$75	$198,687	$(52)	$(52,592)	$146,118

See accompanying notes.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities
Net loss	$(417)	$(7,981)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	1,104	5,273
Non-cash change in fair value of Series B warrant prior to conversion	62	834
Bad debt expense	101	1,123
Deferred income taxes	(483)	—
Depreciation and amortization	456	1,593
Amortization of deferred financing fees	6	21
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	(5,784)	(17,312)
Prepaid expenses and other current assets	(672)	(695)
Other assets	(175)	(150)
Accounts payable and accrued expenses	503	2,274
Accrued cost of revenue	2,754	7,264
Accrued payroll and payroll related expenses	537	1,263
Other long-term liabilities	211	62
Deferred revenue	(287)	(34)
Net cash and cash equivalents used in operating activities	(2,084)	(6,465)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(2,060)	—
Purchases of property and equipment	(2,262)	(3,480)
Net cash and cash equivalents used in investing activities	(4,322)	(3,480)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	115,089
Payment of deferred offering costs	(614)	—
Payment of deferred financing fees	(52)	—
Proceeds from exercises of stock options	122	499
Repurchase and retirement of common shares	(827)	—
Net cash and cash equivalents (used in) provided by financing activities	(1,371)	115,588
Effect of exchange rates on cash and cash equivalents	(11)	54
Net (decrease) increase in cash and cash equivalents	(7,788)	105,697

Cash and cash equivalents, beginning of the period	27,803	16,707
Cash and cash equivalents, end of the period	$20,015	$122,404

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in connection with the Condaptive acquisition	$75	$—
Accretion of dividends on redeemable convertible preferred stock	$3,728	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$25	$6

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ (deficit) equity and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on October 24, 2012.

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

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of December 31, 2011 and September 30, 2012 there was $157,000 and $219,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising utilized in running mobile advertisements.  These amounts are typically either a percentage of the advertising revenue earned by the Company

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

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

During the three months ended September 30, 2011, one customer accounted for greater than 10% of revenue. During the three months ended September 30, 2012, no customer accounted for greater than 10% of revenue.

During the nine months ended September 30, 2011 and 2012, no customer accounted for greater than 10% of revenue.

As of December 31, 2011 and September 30, 2012, no customer accounted for greater than 10% of accounts receivable.

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

The Company also estimates an allowance for sales credits based on the Company’s historical sales credits experience. Historically, actual sales credits have not significantly differed from the Company’s estimates. However, higher than expected sales credits may result in future write-offs that are greater than the Company’s estimates. The allowances for doubtful accounts and sales credits are included in accounts receivable, net in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company accounts for share-based payment awards by measuring employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date.  The Company recognizes stock-based compensation expense on a straight-line basis over the awards’ vesting period, adjusted for estimated forfeitures.

The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The use of the option valuation model requires the input of assumptions, including the fair value of the Company’s common

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

stock, the expected life, and the expected stock price volatility based on peer companies.  Stock options are granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant.  Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Options generally vest ratably over a four-year period, except those options granted to non-employees, portions of which may vest immediately or ratably over two years. Options expire ten years from the date of grant.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of December 31, 2011 and September 30, 2012 (in thousands):

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$10,909	$10,909	$—	$—
	$10,909	$10,909	$—	$—

Liabilities:
Series B warrant (2)	$183	$—	$—	$183
	$183	$—	$—	$183

	Balance at September 30, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$108,414	$108,414	$—	$—
	$108,414	$108,414	$—	$—

(1)          Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $5.8 million and $14.0 million of operating cash balances as of December 31, 2011 and September 30, 2012, respectively.

(2)          The Company used an option pricing model to determine the fair value of the Series B preferred stock warrant. Significant inputs included an estimate of the fair value of the Company’s stock, the remaining contractual life of the warrant, a risk-free rate of interest, and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies.

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

The fair value of the warrant was estimated to be $183,000 at December 31, 2011. On April 3, 2012, upon closing of the Company’s IPO, the warrant converted from a warrant to purchase Series B preferred stock to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying unaudited consolidated statements of operations. The Company recorded other expense of $36,000 and $62,000 for the three and nine months ended September 30, 2011, respectively, related

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

to the fair value adjustment of the warrant. The Company recorded other expense of $0 and $834,000 for the three and nine months ended September 30, 2012, respectively, related to the fair value adjustment of the warrant.

On September 24, 2012, the warrant to purchase common stock was exercised on a cashless basis, resulting in the issuance of 46,760 shares of the Company’s common stock.

5.               Redeemable Convertible Preferred Stock (“preferred stock”)

The following table summarizes the Company’s issuances of preferred stock:

Issue Date	Name	Price per Share	Number of Shares	Conversion Price per Share
July 2006	Series A-1	$0.21	6,341,465	$0.21
December 2006	Series A-2	$0.53	9,448,220	$0.53
November 2007	Series B	$1.18	12,686,855	$1.18
November 2009	Series C	$1.49	10,759,630	$1.49
December 2010	Series D	$3.26	8,442,833	$3.26

Series A-1, Series A-2, Series B, Series C, and Series D are collectively referred to as the Series Preferred. Price per share above for each series of preferred stock excludes the cost of issuance.

Summary of Activity

The following table presents a summary of activity for the Series Preferred issued and outstanding for the nine months ended September 30, 2012 (in thousands):

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

	Redeemable Convertible Preferred Stock
	Series A-1	Series A-2	Series B	Series C	Series D	Total Amount
Balance, December 31, 2011	$1,880	$7,033	$19,882	$18,441	$29,432	$76,668
Preferred stock dividends accreted for Series A-1 preferred stock	32	—	—	—	—	32
Preferred stock dividends accreted for Series A-2 preferred stock	—	120	—	—	—	120
Preferred stock dividends accreted for Series B preferred stock	—	—	343	—	—	343
Preferred stock dividends accreted for Series C preferred stock	—	—	—	320	—	320
Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	514	514
Accretion of issuance costs	—	—	1	3	2	6
Conversion of preferred stock to common stock	(1,912)	(7,153)	(20,226)	(18,764)	(29,948)	(78,003)
Balance, September 30, 2012	$—	$—	$—	$—	$—	$—

Upon closing of the Company’s IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 47,679,003 shares of common stock. In addition, immediately following the closing of the IPO, the Company’s certificate of incorporation was amended to authorize 5,000,000 shares of undesignated preferred stock and 250,000,000 shares of common stock.

6.              Stock-Based Compensation

There were options outstanding to purchase an aggregate of 6,537,943 shares of common stock as of September 30, 2012 under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved an additional 3,250,000 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of September 30, 2012, options to purchase 456,750 shares of common stock and 420,107 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. Upon adoption of the 2012 Plan, no additional awards under the 2006 Equity Incentive Plan are available to be issued. As of September 30, 2012, 2,373,143 shares are available for future grant under the 2012 Plan.

Stock Option Awards

For the three-month periods ended September 30, 2011 and 2012, the Company recognized total stock-based compensation expense associated with stock option awards of $231,000 and $734,000, respectively. For the nine-month periods ended September 30, 2011 and 2012, the Company recognized total stock-based compensation expense associated with stock option awards of $506,000 and $1.9 million, respectively.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees:

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012

Risk-free interest rate	1.2% - 1.9%	0.8% - 0.9%	1.2% — 2.4%	0.8% — 1.3%
Expected life	5.9 — 6.1 years	6.0 years	5.7 — 6.1 years	5.7 — 6.1 years
Expected volatility	44% - 45%	55%	44% — 47%	53% — 55%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value	$1.36	$6.40	$1.35	$5.82

The following table summarizes by grant date the stock options granted from January 1, 2012 through September 30, 2012, as well as the associated per share exercise price, which was equal to the estimated fair value of the Company’s common stock at the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share

January 24, 2012	106,250	6.00
March 28, 2012	142,250	13.00
July 9, 2012	109,600	12.85
September 11, 2012	214,400	12.24

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

The following is a summary of option activity for the nine months ended September 30, 2012:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2012	7,650,498	$1.11
Granted	572,500	11.39
Exercised	(1,147,447)	0.44
Forfeited	(66,390)	4.65
Expired	(14,468)	0.24
Options outstanding at September 30, 2012	6,994,693	$2.03	6.96	$86,171

Options vested and exercisable at September 30, 2012	4,699,100	$0.78	6.16	63,782
Options vested and expected to vest at September 30, 2012	6,948,963	$2.00	6.95	85,843

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

The total compensation cost related to unvested awards not yet recognized as of September 30, 2012 totaled $4.7 million and will be recognized over a weighted-average period of approximately 3.1 years.

The aggregate intrinsic value of all options exercised during the nine-month periods ended September 30, 2011 and 2012 was $1.1 million and $17.1 million, respectively.

Restricted Common Stock

In connection with the acquisition of Condaptive on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2013 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at the lower of $0.001 or the share’s then fair market value. As of September 30, 2012, a total of 964,495 shares had been released from restriction.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. For the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense associated with restricted common stock of $2.0 million and $2.8 million, respectively. At September 30, 2012, unrecognized compensation expense relating to the restricted stock awards was $2.4 million and the aggregate intrinsic value of the unvested restricted stock was $6.9 million. The unrecognized compensation expense will be amortized on a straight line basis for the remaining 2.4 years.

Restricted Stock Units (RSUs)

In connection with the Company’s IPO, the Company granted 17,307 RSUs under the 2012 Plan all of which vested in October 2012. In September 2012, the Company granted an additional 402,800 RSUs under the 2012 Plan, which RSUs are scheduled to vest in quarterly installments over a four-year period ending in August 2016. For the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense associated with the RSUs of $501,000 and $612,000, respectively. At September 30, 2012, unrecognized compensation expense related to the RSUs was $4.5 million. The unrecognized compensation expense will be amortized on a straight-line basis through August 2016.

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

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrant. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three- and nine-month periods ended September 30, 2011 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2011	2012
Redeemable convertible preferred stock:
Series A-1	6,341,465	—
Series A-2	9,448,220	—
Series B	12,686,855	—
Series C	10,759,630	—
Series D	8,442,833	—
Unvested restricted common stock	1,448,080	483,585
Warrant to purchase Series B preferred stock/common stock	50,750	—
Stock options	7,488,450	6,994,693
RSUs	—	420,107

8.              Income Taxes

The benefit for income taxes for the three and nine months ended September 30, 2011 includes $0 and $495,000, respectively, of discrete tax benefits.  The Company recorded a discrete tax benefit in the second quarter of 2011 due to a change in judgment about the realizability of the Company’s deferred tax assets as the result of a future taxable temporary difference established in connection with the acquisition of Condaptive, Inc.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

9.              Geographic Information

Substantially all assets were held in the United States at December 31, 2011 and September 30, 2012.  The following table summarizes revenues derived from the sales activity of U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Domestic	$21,495	$41,119	$62,363	$104,856
International	3,694	6,247	6,766	14,851
Total	$25,189	$47,366	$69,129	$119,707

10.       Subsequent Event

On October 29, 2012, the Company closed a registered public offering of its common stock in which the Company issued and sold, and certain selling stockholders sold, a total of 11,500,000 shares of common stock (including the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $14.15 per share. The Company received net proceeds from this offering of approximately $11.7 million (after deducting underwriting discounts and estimated offering expenses), from the issuance and sale of 921,952 shares of common stock in the offering. The selling stockholders sold the remainder of the shares sold in the offering, and the Company did not receive any proceeds from the sale of such shares.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 appearing in our prospectus filed with the SEC on October 24, 2012.

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 38,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 7,000 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple iOS, Android, Windows Phone, Blackberry and Symbian.

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

	Three Months Ended September 30,
	2011	2012
	(in thousands, except percentages)
Revenue	$25,189	$47,366
Gross margin	39.3%	40.9%
Net loss	$(242)	$(1,769)
Adjusted EBITDA	$582	$2,138

	Nine Months Ended September 30,
	2011	2012
	(in thousands, except percentages)
Revenue	$69,129	$119,707
Gross margin	38.5%	40.1%
Net loss	$(417)	$(7,981)
Adjusted EBITDA	$650	$(1,017)

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

Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Adjusted EBITDA eliminates the impact of stock-based compensation expense as we do not consider the inclusion of stock-based compensation expense to be indicative of our core operating performance.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	September 30,
	2011	2012
	(in thousands)
Net loss	$(242)	$(1,769)
Adjustments:
Interest expense, net	1	14
Income tax (benefit) expense	(2)	36
Depreciation and amortization expense	220	631
Stock-based compensation expense	605	3,226
Total net adjustments	824	3,907
Adjusted EBITDA	$582	$2,138

	Nine Months Ended
	September 30,
	2011	2012
	(in thousands)
Net loss	$(417)	$(7,981)
Adjustments:
Interest expense, net	2	52
Income tax (benefit) expense	(495)	46
Depreciation and amortization expense	456	1,593
Stock-based compensation expense	1,104	5,273
Total net adjustments	1,067	6,964
Adjusted EBITDA	$650	$(1,017)

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

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew from 119 employees at December 31, 2010 to 323 employees at September 30, 2012, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser-focused sales and marketing employees, including stock-based compensation, commissions and bonuses. Developer support salaries and personnel costs are included in general and administrative expenses. Additional expenses include marketing programs, consulting, travel and other related overhead. The number of employees in sales and marketing functions grew from 44 at December 31, 2010 to 107 at September 30, 2012, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

Technology and development expense. Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. The number of employees in technology and development functions grew from 19 at December 31, 2010 to 73 at September 30, 2012. We intend to continue to invest in our technology and development efforts, by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

General and administrative expense. General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. The number of employees in general and administrative functions grew from 56 at December 31, 2010 to 143 at September 30, 2012, and we expect our general and administrative expenses to increase in the foreseeable future as we further increase the number of general and administrative personnel and expand our organization as a public registrant.

Other Expense

Other expense consists primarily of interest income, interest expense and changes in the fair value of our preferred stock warrant liability prior to its conversion to a common stock warrant on April 3, 2012. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the fees incurred on the unused portion of our credit facilities.

Prior to our IPO in April 2012, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period and any changes in fair value were recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was automatically converted into a warrant to purchase common stock, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrant, no further changes in fair value will be recognized in other income or expense.

Income Tax (Expense) Benefit

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax liabilities for the three and nine month periods ended September 30, 2011 and 2012.

Income tax benefit consists of changes in judgment about the realizability of our deferred tax assets.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the nine months ended September 30, 2012, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2011 included in our prospectus filed with the SEC on October 24, 2012.

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2011		2012
	(in thousands)				Period-to-Period Change
		Percentage of		Percentage of
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$25,189	100.0%	$47,366	100.0%	$22,177	88.0%
Cost of revenue	15,293	60.7	28,005	59.1	12,712	83.1
Gross profit	9,896	39.3	19,361	40.9	9,465	95.6
Operating expenses:
Sales and marketing	3,203	12.7	5,922	12.5	2,719	84.9
Technology and development	1,518	6.0	4,667	9.9	3,149	207.4
General and administrative	5,382	21.4	10,491	22.1	5,109	94.9
Total operating expenses	10,103	40.1	21,080	44.5	10,977	108.7
Loss from operations	(207)	(0.8)	(1,719)	(3.6)	(1,512)	730.4
Other income (expense):
Interest expense	(1)	0.0	(14)	0.0	(13)	1,300.0
Other income (expense)	(36)	(0.1)	—	0.0	36	(100.0)
Total other income (expense)	(37)	(0.1)	(14)	0.0	23	(62.2)
Loss before income taxes	(244)	(1.0)	(1,733)	(3.7)	(1,489)	610.2
Income tax benefit (expense)	2	0.0	(36)	(0.1)	(38)	(1,900.0)
Net loss	$(242)	(1.0)%	$(1,769)	(3.7)%	$(1,527)	631.0

Revenue. Revenue increased by $22.2 million, or 88.0%, from $25.2 million for the quarter ended September 30, 2011 to $47.4 million for the quarter ended September 30, 2012. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 141.6% during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 and represented 75.6% of our total revenue for the quarter ended September 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. Revenue from new advertiser clients increased by 13.5% during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 and represented 24.4% of our total revenue for the quarter ended September 30, 2012.

Our revenue from international operations increased from $3.7 million, or 14.7% of total revenue, for the quarter ended September 30, 2011, to $6.2 million, or 13.2% of total revenue, for the quarter ended September 30, 2012. The revenue growth in our international operations during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 was primarily attributable to an increase in the size of our international sales force focused on generating revenue, principally in Europe.

We also increased the size of our overall sales force during the quarter ended September 30, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue increased by $12.7 million, or 83.1%, from $15.3 million, or 60.7% of revenue, for the quarter ended September 30, 2011, to $28.0 million, or 59.1% of revenue, for the quarter ended September 30, 2012. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the quarter ended September 30, 2012 was primarily the result of more favorable pricing terms with developers and improved optimization of our ad delivery process. In addition, we experienced increased usage of our self-service portal for developers, which is the primary interface for our developers that do not require a full-service solution. Fees paid to developers for ads placed through this portal are generally lower, especially for developers who do not qualify for volume-based discounts, resulting in higher gross margin from these ads.

Sales and marketing. Sales and marketing expense increased by $2.7 million, or 84.9%, from $3.2 million, or 12.7% of revenue, for the quarter ended September 30, 2011, to $5.9 million, or 12.5% of revenue, for the quarter ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $2.0 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. For the three months ended September 30, 2011 and 2012, the number of full-time sales and marketing employees increased from 61 to 107. The decrease in sales and marketing expense as a percentage of revenue for the quarter ended September 30, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

Technology and development. Technology and development expense increased by $3.1 million, or 207.4%, from $1.5 million, or 6.0% of revenue, for the quarter ended September 30, 2011, to $4.7 million, or 9.9% of revenue, for the quarter ended September 30, 2012. The increase in technology and development expense was primarily attributable to a $1.3 million increase in salaries and personnel-related costs associated with an increase in headcount, as well as an increase of $618,000 in stock-based compensation expense resulting from the Condaptive acquisition and an additional $1.0 million in one-time stock-based compensation expense related to the departure of certain employees in technology and development functions. The number of full-time technology and development employees increased from 34 at September 30, 2011 to 73 at September 30, 2012. Additionally, for the three months ended September 30, 2012, we incurred an additional $212,000 in amortization expense primarily related to our internally developed software. The increase in technology and development expense as a percentage of revenue for the quarter ended September 30, 2012 was primarily attributable to our increase in headcount and the one-time stock-based compensation expense described above.

General and administrative. General and administrative expense increased by $5.1 million, or 94.9%, from $5.4 million, or 21.4% of revenue, for the quarter ended September 30, 2011, to $10.5 million, or 22.1% of revenue, for the quarter ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs associated with an increase in headcount, along with the associated stock-based compensation expense for equity grants to new employees, as well as approximately $1.0 million in one-time expense related to the departure of certain employees in general and administrative functions. Additionally, we experienced an additional $532,000 in bad debt expense, an additional $176,000 in increased business insurance expense as a result of becoming a public company, and an additional $1.1 million in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased from 95 at September 30, 2011 to 143 at September 30, 2012. Additionally, over that same comparative period, we experienced higher overhead costs as a result of recently becoming a public company. The increase in general and administrative expense as a percentage of revenue for the quarter ended September 30, 2012 was also primarily attributable to our increase in headcount.

	Nine Months Ended September 30,
	2011		2012
	(in thousands)				Period-to-Period Change
		Percentage of		Percentage of
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$69,129	100.0%	$119,707	100.0%	$50,578	73.2%
Cost of revenue	42,536	61.5	71,683	59.9	29,147	68.5
Gross profit	26,593	38.5	48,024	40.1	21,431	80.6
Operating expenses:
Sales and marketing	10,179	14.7	16,561	13.8	6,382	62.7
Technology and development	3,316	4.8	10,084	8.4	6,768	204.1
General and administrative	13,946	20.2	28,428	23.7	14,482	103.8
Total operating expenses	27,441	39.7	55,073	46.0	27,632	100.7
Loss from operations	(848)	(1.2)	(7,049)	(5.9)	(6,201)	731.3
Other income (expense):
Interest income (expense)	(2)	0.0	(52)	0.0	(50)	2,500.0
Other income (expense)	(62)	(0.1)	(834)	(0.7)	(772)	1,245.2
Total other income (expense)	(64)	(0.1)	(886)	(0.7)	(822)	1284.4
Loss before income taxes	(912)	(1.3)	(7,935)	(6.6)	(7,023)	770.1
Income tax benefit (expense)	495	0.7	(46)	—	(541)	(109.3)
Net loss	$(417)	(0.6)%	$(7,981)	(6.7)%	$(7,564)	1,813.9

Revenue. Revenue increased by $50.6 million, or 73.2%, from $69.1 million for the nine months ended September 30, 2011 to $119.7 million for the nine months ended September 30, 2012. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 100.2% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and represented 82.2% of our total revenue for the nine months ended September 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the period. Revenue from new advertiser clients increased by 10.4% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and represented 17.8% of our total revenue for the nine months ended September 30, 2012.

Our revenue from international operations increased from $6.8 million, or 9.8% of total revenue, for the nine months ended September 30, 2011, to $14.9 million, or 12.4% of total revenue, for the nine months ended September 30, 2012. The revenue growth in our international operations during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase in the size of our international sales force focused on generating revenue principally in Europe.

We also increased the size of our overall sales force during the nine months ended September 30, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships  and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue increased by $29.1 million, or 68.5%, from $42.5 million, or 61.5% of revenue, for the nine months ended September 30, 2011, to $71.7 million, or 59.9% of revenue, for the nine months ended September 30, 2012. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the nine months ended September 30, 2012 was primarily the result of more favorable pricing terms with developers, improved optimization of our ad delivery process, and increased usage of our self-service portal for developers.

Sales and marketing. Sales and marketing expense increased by $6.4 million, or 62.7%, from $10.2 million, or 14.7% of revenue, for the nine months ended September 30, 2011, to $16.6 million, or 13.8% of revenue, for the nine months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $4.3 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased from 61 at September 30, 2011 to 107 at September 30, 2012. In addition, we experienced an approximately $600,000 increase in our marketing programs and consulting expense. The decrease in sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

Technology and development. Technology and development expense increased by $6.8 million, or 204.1%, from $3.3 million, or 4.8% of revenue, for the nine months ended September 30, 2011, to $10.1 million, or 8.4% of revenue, for the nine months ended September 30, 2012. The increase in technology and development expense was primarily attributable to a $5.6 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense related to the Condaptive acquisition. The number of full-time technology and development employees increased from 34 at September 30, 2011 to 73 at September 30, 2012. Additionally, for the nine months ended September 30, 2012, we incurred an additional $600,000 in amortization expense primarily related to our internally developed software. The increase in technology and development expense as a percentage of revenue for the nine months ended September 30, 2012 was primarily attributable to our increase in headcount.

General and administrative. General and administrative expense increased by $14.5 million, or 103.8%, from $13.9 million, or 20.2% of revenue, for the nine months ended September 30, 2011, to $28.4 million, or 23.7% of revenue, for the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $7.6 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense. Additionally, we experienced $1.3 million in higher external consulting fees, a $1.5 million increase in IT costs to support our growing business, an additional $1.0 million in bad debt expense, an additional $0.5 million in increased business insurance expense as a result of becoming a public company, and an additional $2.6 million in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased from 95 at September 30, 2011 to 143 at September 30, 2012. The increase in general and administrative expense as a percentage of revenue for the nine months ended September 30, 2012 was also primarily attributable to our increase in headcount.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings. From 2006 through 2010, we raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on August 11, 2013, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we have a maximum of $2.0 million in available but unused letters of credit. As of September 30, 2012, we had not yet drawn on this line of credit.

Public Offerings

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

On October 29, 2012, we closed an offering of our common stock in which we sold and issued 921,952 shares of common stock resulting in net proceeds of approximately $11.7 million to us, after deducting underwriting discounts and estimated offering expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,084)	$(6,465)
Investing activities	(4,322)	(3,480)
Financing activities	(1,371)	115,588

Operating Activities

For the nine months ended September 30, 2012, our net cash used in operating activities of $6.5 million consisted of a net loss of $8.0 million and $7.3 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $8.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock compensation expense of $5.3 million, non-cash change in the fair value of our Series B preferred stock warrant of $834,000 which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $1.6 million and bad debt expense of $1.1 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $17.3 million, primarily driven by increased revenue during the period as we continue to expand our operations both domestically and internationally. These decreases in working capital were partially offset by increases in operating cash flow due to a $7.3 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

For the nine months ended September 30, 2011, our net cash used in operating activities of $2.1 million consisted of a net loss of $417,000 and $2.9 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $5.8 million, primarily driven by increased revenue during the period as we continue to expand our operations both domestically and internationally. These decreases in working capital were partially offset by increases in operating cash flow due to a $2.8 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment.

For the nine month periods ended September 30, 2011 and 2012, net cash used in investing activities was $2.3 million and $3.5 million, respectively, for purchases of property and equipment. Additionally, net cash used in investing activities for the nine-month period ended September 30, 2011 included $2.1 million paid for the acquisition of Condaptive, Inc., net of cash acquired.

Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities was $115.6 million, consisting primarily of $115.1 million in net proceeds from our IPO. In addition, we received net cash of $500,000 upon the exercise of stock options.

For the nine months ended September 30, 2011, net cash used in financing activities was $1.4 million, consisting primarily of $827,000 in cash used to repurchase common stock from one of our executive officers and $614,000 in cash used to pay deferred offering costs.

Recent Accounting Pronouncements

See Note 2 of the unaudited consolidated financial statements included in this report for a discussion of FASB’s recent accounting pronouncements and their effect on us.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2011 through September 30, 2012. Information regarding our market risk at December 31, 2011 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our prospectus filed with the SEC on October 24, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Augme Technologies, Inc. v. Millennial Media, Inc.  On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us.  Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled “Method and Code Module For Adding Function To A Web Page,” U.S. Patent No. 7,269,636 entitled “Method and Code Module For Adding Function To A Web Page,” and U.S. Patent No. 6,594,691 entitled “Method and System For Adding Function To A Web Page.”  We answered the complaint on July 5, 2012.  Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question.  The case is in the early stages of discovery.

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office. On November 18, 2011, the Patent and Trademark Office granted the defendants’ request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent claims in the first office action. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination.  The court granted the motion to stay in February 2012.  On June 4, 2012, the Patent and Trademark Office entered an Action Closing Prosecution rejecting all claims.  Plaintiff filed its amended response in the patent reexamination on September 25, 2012. The case is currently stayed.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc. On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled ‘‘System and Method for Creating and Manipulating Containers with Dynamic Registers’’ and U.S. Patent No. 7,702,682, entitled ‘‘System and Method for Creating and Manipulating Containers with Dynamic Registers.’’ The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We have not yet answered the complaint.

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

We incurred net losses of $8.0 million in the first nine months of 2012, and we had an accumulated deficit of $52.6 million as of September 30, 2012. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

Our business will suffer to the extent that our developer clients and advertiser clients purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, we are aware of companies that have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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

We have recently started to expand our operations internationally, including opening international offices in the United Kingdom in the first half of 2010, launching operations in Singapore in the fourth quarter of 2011 and opening offices in continental Europe and Southeast Asia during 2012. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

Our future success is substantially dependent on the continued service of our senior management team, particularly Paul Palmieri, our chief executive officer, Chris Brandenburg, our chief technology officer, Stephen Root, our chief operating officer, Michael Avon, our chief financial officer, and Mollie Spilman, our chief marketing officer. We do not maintain key-person insurance on any of these employees.

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

We have begun to seek patent protection for certain of our technologies and currently have ten U.S. and seven international patent applications on file, although there can be no assurance that these patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including currently pending proceedings related to alleged patent infringement, as described in “Item 1. Legal Proceedings” of Part II of this report, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering in March 2012, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of September 30, 2012. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to our initial public offering in March  2012, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult to sell shares without depressing the market price for the shares or to sell your shares at all.

The trading price of the shares of our common stock has been and is likely to continue to be volatile, and purchasers of our common stock could incur substantial losses.

Since our initial public offering in March 2012, our stock price has exhibited significant volatility. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•                                          only one of our three classes of directors is elected each year;

•                                          stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;

•                                          stockholders are not permitted to take actions by written consent;

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates in the aggregate beneficially own approximately 67% of our outstanding common stock upon the completion of our recent October 2012 public offering. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Our management might apply the net proceeds from our recent public offerings in ways that do not increase the value of your investment.

We intend to use the net proceeds from our initial public offering in March 2012 and our recent October 2012 public offering for working capital and general corporate purposes, including expanding our international operations and product development. We may also use a portion of the proceeds for the future acquisition of, or investment in, complementary businesses, products or technologies. Our management has broad discretion as to the use of these proceeds and you will be relying on the judgment of our management regarding the application of these proceeds. We might apply these proceeds in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these proceeds in a manner that does not yield a significant return, if any, on our investment of these net proceeds, it would adversely affect the market price of our common stock.

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

As a public company listed in the United States, and particularly after we cease to be an “emerging growth company,” we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

32*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a- 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

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

Millennial Media, Inc.
(Registrant)

Date: November 6, 2012	By	/s/ PAUL J. PALMIERI
Paul Palmieri
President and
Chief Executive Officer

(on behalf of the registrant)

Date: November 6, 2012		/s/ MICHAEL B. AVON
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

32*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a- 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

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