Form 10-K
period 2012-12-31
Millennial Media Inc.
filed 2013-02-20
CIK 1372375

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 001-35478

MILLENNIAL MEDIA, INC.

Incorporated under the Laws of the State of Delaware	I.R.S. Employer Identification No. 20-5087192

2400 Boston Street, Suite 201, Baltimore, Maryland 21224
(410) 522-8705

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Millennial Media, Inc. voting and non-voting common equity held by non-affiliates as of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $13.19 as reported on the New York Stock Exchange on that date was $200,350,178.

         At January 31, 2013, 79,266,828 shares of Millennial Media, Inc. Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Annual Report") contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors," and Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking including but not limited to statements about:

  •
  the expansion of the mobile advertising market in general and our belief that digital advertising can be more effective than traditional advertising;

  •
  the expected growth of app downloads, mobile ad revenue, number of mobile connected devices and Wi-Fi enabled devices, wireless network penetration and mobile consumption of content;

  •
  market trends, including overall opportunities for mobile advertising and shifting advertising budgets;

  •
  the ongoing improvement and refinement of our ad targeting capabilities and the willingness of advertisers to pay more for ads as a result;

  •
  our growth strategy;

  •
  our expectations to increase our sales and marketing expense, investment in technology and development efforts and general and administrative expense; and

  •
  our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

        You should refer to "Item 1A. Risk Factors" in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Conventions Used in this Report

        Mobile connected devices—We refer to mobile devices, such as traditional mobile phones, smartphones and tablets, that are able to connect to the internet through a cellular, wireless or other network as mobile connected devices.

        Apps—Software applications specifically designed to operate on mobile connected devices are commonly called apps. Mobile connected devices can access information and content either through apps downloaded onto the device or from web-based mobile sites accessed using a web browser installed on the device. For convenience, unless the context otherwise requires, we refer to these apps and web-based mobile sites together as apps.

        Developers—For convenience, we refer to the developers of apps and the publishers of web-based mobile sites together as developers.

        Unique users—When we discuss the number of unique users our platform reaches, we measure this as the total number of unique users whose devices made ad requests to our platform as of the date of this Annual Report. This represents the number of users to whom we had an opportunity to deliver ads during that period, not the number of users who actually received ads.

        Number of apps—When we discuss the number of apps enabled by the developers of those apps to receive ads delivered through our platform, we count an app developed for multiple operating systems as multiple apps.

        New and existing clients—When we discuss existing clients, we are referring to advertiser clients who had, as of the beginning of the period being discussed, previously advertised on our platform at any time. An existing client would include a new brand or subsidiary of a parent company that had previously advertised with us. When we discuss new clients, we are referring to advertiser clients who had, as of the beginning of the period being discussed, not previously advertised on our platform.

PART I

Item 1.    Business

Overview

        We are the leading independent mobile advertising platform company. We help developers maximize their advertising revenue, acquire users for their apps and gain insights about their users. We offer advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive, engaging ad experiences to consumers on their mobile connected devices. Our proprietary technology and data platform, known as MYDAS, determines in real-time which ad to deliver, to whom and when, with the goal of optimizing the effectiveness of advertising campaigns regardless of device type or operating system. The MYDAS platform accesses and analyzes volumes of data—location, social, interest and mobile device—to provide a unique, multi-dimensional view of individual profiles that we call our Relevance Graph. Our Relevance Graph is a powerful data asset that we believe enables us to deliver more relevant, engaging and effective advertising. Our platform reaches more than 400 million unique users worldwide, including approximately 160 million unique users in the United States alone. More than 39,000 apps are enabled by their developers to receive ads delivered through our platform, and we can deliver ads on over 7,500 different mobile device types and models. In addition, we have developed more than 350 million proprietary user profiles, all on an anonymous basis.

        We help developers and advertisers remove complexity from mobile advertising. We provide tools and services to developers that allow their apps to display banner ads, interactive rich media ads and video ads from our platform. By partnering with us, developers gain access to advertising campaigns from leading advertiser clients as well as smaller performance-based advertisers. In return, developers supply us with space on their apps to deliver ads for our advertiser clients and also provide us with access to anonymous data associated with their apps and users. We analyze this data to build sophisticated user profiles and audience groups that, in combination with the real-time decisioning, optimization and targeting capabilities of our platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients. Advertisers pay us to deliver their ads to mobile users, and we pay developers a fee for the use of their ad space. As we deliver more ads, we are able to collect additional anonymous data about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for developers to increase their revenue streams.

        Our solutions are cross-platform, supporting all major mobile operating systems, including Apple iOS, Android, Windows Phone and Blackberry. We are the only one of the three principal mobile advertising platform companies that is not affiliated with a particular mobile operating system or set of devices.

        We were incorporated under the laws of the State of Delaware on May 30, 2006. Our principal executive office is located at 2400 Boston Street, Suite 201, Baltimore, Maryland. Our telephone number is (410) 522-8705. Our website address is www.millennialmedia.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report. We completed our initial public offering in March 2012 and our common stock is listed on the New York Stock Exchange under the symbol "MM". Unless the context requires otherwise, the words "Millennial Media", "Company", "we," "us," and "our" refer to Millennial Media, Inc. and its wholly owned subsidiaries.

        "Millennial Media," "MYDAS," "S.M.A.R.T.," "Mobile Mix," "mmStudio," "mMedia," "mmPlan," "Relevance Graph" and other trademarks or service marks of Millennial Media, Inc. appearing in this Annual Report are the property of Millennial Media, Inc. All other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective owners.

Our Strategy

        Our objective is to be the strategic independent platform partner of choice for developers and advertisers wanting to capitalize on the large and growing mobile advertising opportunity. The following are the key elements of our growth strategy:

  •
  Innovate through continued investments in technology and data.

  •
  Deepen our relationship with developers.

  •
  Increase our share of advertising budgets from existing advertisers.

  •
  Acquire new developers and advertisers.

  •
  Increase our global market penetration.

  •
  Expand partnership network with third party providers of tools and services.

  •
  Continue to provide trusted insight into the app economy.

Industry Background and Market Opportunity

        As consumers spend more time online using their personal computers, digital advertising can be more effective than traditional advertising because it allows for user interaction, provides better measurement and achieves an expanded reach. However, even PC-based online digital advertising suffers from a number of significant limitations, including limited personalization, limited real-time accessibility and limited location tracking.

        Mobile advertising provides significant benefits both to developers and to advertisers. For developers, mobile advertising provides the opportunity to make money, acquire users and gain insight into app usage. For advertisers, the combination of the personal nature of mobile devices, their enhanced functionality and the rise of app-enabled experiences creates a powerful platform for highly targeted and effective advertising. Mobile advertising provides advertisers and developers with a number of benefits over traditional advertising media and PC-based online digital advertising, such as anytime, anywhere access, personalization, location targeting and relevance, more complete user engagement, enhanced audience targeting, and superior monetization for developers.

        The convergence of several factors is fundamentally changing the way mobile users consume content on their mobile connected devices and has created a significant opportunity for mobile advertising. These factors include:

  •
  Adoption of faster and more functional mobile connected devices.  There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices, including smartphones, tablets and other app-based devices. We anticipate continued adoption of mobile connected devices over time.

  •
  Widespread access to faster wireless networks facilitates consumer consumption of content.  With the growth in the adoption of mobile connected devices, consumers increasingly expect to have a high-quality online experience everywhere. High-speed mobile networks are steadily expanding their footprint. We also believe the rise of next-generation networks such as 4G and the prevalence of Wi-Fi will further accelerate consumption of content on mobile devices. The combination of widespread network access and faster network technologies is enabling the proliferation of rich media content, presenting new opportunities in the mobile ecosystem.

  •
  Mobile usage has disrupted how content is consumed.  Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content. Consumers are also increasingly using their mobile devices in all aspects of their daily lives, such as reading the news, playing games, checking sports scores, shopping, checking the weather, banking, obtaining maps and directions and listening to the radio.

  •
  Growth of the mobile app economy.  The convergence of better mobile devices and faster connectivity has enabled developers to create, and consumers to interact with, content in new ways. Mobile apps have been created by developers as an easy, intuitive and interactive way to instantly deliver content on mobile devices. Mobile apps can either be native, meaning that they run directly on the operating system of the device, or they can run in an internet browser on the device. Native apps and emerging web technologies, such as the computer programming language HTML5, have allowed app developers to harness the increasing processing power and functionality of mobile devices and faster networks to deliver interactive and engaging media to users. Developers have pursued a variety of approaches to monetize their apps, including charging users a fee for downloading their apps, offering the app for free to users but placing ads within the app, and selling virtual goods within the app. Developers that charge users a fee or sell virtual goods within an app often utilize advertising as well to supplement their revenue or to promote their apps. Developers also use advertising to help consumers discover their apps among the many thousands of apps that are available in the market today.

  •
  Advertising industry is being disrupted by mobile advertising.  As advertisers seek to maximize the effectiveness of their campaigns, the attractiveness of traditional advertising media, such as outdoor billboards, newspapers, magazines, radio and even television, is declining relative to digital advertising as consumers spend a larger proportion of their time with digital media. This decline is due to several inherent limitations in traditional advertising, such as its limited ability to target specific audiences, its limited ability to measure audience reach and, in some cases, its limited geographic range.

The Millennial Media Solution

  Our MYDAS Technology Platform

        At the core of our solutions is MYDAS, our technology and data platform. MYDAS is a comprehensive mobile advertising technology platform serving the needs of developers and advertisers. Each time an app makes a request to receive an ad, the MYDAS platform performs several tasks automatically and in real-time, including identifying unique users; targeting ads based on user interest, behavior and location; delivering those ads to millions of users through tens of thousands of apps, running on thousands of different device types; ensuring that the ads will work over wireless connections of varying quality and speed; and measuring user engagement and ad performance.

  Solutions for Developers

        Our solutions give developers the opportunity to maximize ad revenues from their apps by receiving ad campaigns from our advertiser clients. We also offer developers solutions that help them promote and distribute their apps, including the ability to run their own ads on their own apps at no cost to them or to reinvest their ad proceeds by becoming an advertiser and advertising their apps through our platform. Our solutions provide developers with insights into their user base along with data to help them enhance their apps and their business.

  Tools

        We provide an easy-to-use, turn-key solution for developers. Through our mMedia portal, developers can download and integrate our software development kits, or SDKs, into their apps at no cost to them. The SDK then becomes an integral part of the app. We have created SDKs for each major mobile operating system. Our SDKs allow the app to receive three kinds of ads—rich media, banner displays and video—and also allows developers to take advantage of advanced mobile device features, such as gestures, pinch-zoom, device orientation and movement. Together, these features enable a compelling interactive user experience with ads. We also offer mediation tools that allow developers to allocate ad requests among various advertising campaign sources, including ads from sources other than our platform, in order to maximize revenue from their ad space. Because our SDKs support all major operating systems and thousands of different mobile device models, developers can be confident that our ads can be delivered to their apps regardless of the operating system or device on which they will be used. We do not charge developers for our SDK because our goal is to have our SDK integrated into as many apps as possible so that we can deliver ads to these apps and maximize our platform reach and scale.

  Data and Analytics

        We offer developers sophisticated reporting and analytics through an integrated dashboard on our mMedia portal, which includes comprehensive ad revenue generation reports for their apps across all major mobile operating systems. These reports help developers gain insight into user interaction and behavior and the performance of their apps. We share this performance data with developers to help them improve their apps and their deployment of our SDKs in order to maximize their ad revenue. In addition, through the more than a billion ad requests that we typically receive each day, we are able to gain important insights about users that we are able to share with developers on an aggregated basis.

  Services

        We offer all developers support through our mMedia portal, as well as various webinars, blogs and, in some cases, support from account managers. We then use the insights we gain from our interactions with developers to enhance the tools we provide to our full developer base.

  Solutions for Advertisers

        We offer advertisers significant audience reach, access to a large volume of mobile ad space and sophisticated targeting of audiences. We enable advertisers to gain insights into the performance of their ad campaigns and to manage their campaigns with a view to maximizing return on their advertising investment. Our solutions are designed to address the needs of large brand advertisers and advertising agencies as well as smaller, performance-based advertisers. Large brand and performance advertisers typically buy ads on our platform through our sales teams. Smaller advertisers typically buy ads either through our inside sales team or through our mMedia portal.

  Sophisticated targeting

        Our MYDAS platform accesses and analyzes volumes of data about the users on our platform at any point in time. We combine information about a user's profile and other relevant data to create a powerful data asset that we call our Relevance Graph. The Relevance Graph is based on core audience algorithms and an analytical framework for evaluating users' mobile behavior. Because our platform operates in real-time, the Relevance Graph is responsive to shifts in data, continually refreshing audience segments as individual interests, activities and needs change. This view gives us deep insight into what is relevant to individuals at any given moment. Our analytics technology, coupled with the Relevance Graph, enables us to offer advertisers the ability to run more targeted and engaging advertising campaigns, which we call Mobile Advertising Solutions, or MAS.

        We have developed more than 600 audience categories to which advertisers can target their ads. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. For example, if a user is browsing the internet and clicks on a news story about a car, that does not necessarily mean the user is interested in purchasing a car. Without additional data points, it is unclear whether the user is interested in purchasing a car or just happened to be interested in the news article. However, if a user has been in a car dealership recently, based on information that can be derived from the location of his or her mobile device, we could place the user into an "in-market auto" audience category and target car ads to the user. Delivering automotive ads to this user may continue to be very relevant, even after the user has left the car dealership.

        Our targeting capabilities also allow us to deliver the type of ad we predict is most likely to engage the user. For example, we may show a video ad for a sports car to a 25- to 35-year-old affluent male or a rich media ad for a full-sized SUV or a sedan to a 45- to 55-year-old father.

  High level of engagement

        We enable advertisers to deliver several kinds of ads:

  •
  display banners, which are a type of ad format that appears on part of the screen in an app and can be static, animated or expandable, meaning that the ad expands to a full page ad when a user clicks it;

  •
  rich media, which refers generally to an interactive ad that exhibits dynamic motion over time or in direct response to user interaction, such as a streaming ticker or an interactive animated presentation. For example, ads can be delivered that expand when users click or touch a specified location on the device screen;

  •
  launch pre-stitials, which are full screen rich media ads, either static image or video, that appear to users before the app loads;

  •
  transition interstitials, which are full screen rich media ads, either static image or video, that appear to users at natural transition points in the app, such as between game levels or between the homepage and a unique content page; and

  •
  interactive videos, which can also include buttons within the ad that allow a consumer to take an action and engage with the brand, such as visit a website, make a purchase or recommend on social media sites.

        We believe that these advertising formats, coupled with sophisticated targeting, increase user interaction and engagement with ads, which in turn drives better results for advertisers. Our mmStudio solution enables advertisers and advertising agencies to design rich media and creative ads using a set of templates that we have developed. This solution allows the advertiser to have full control over ad content while ensuring that the ads can be easily integrated and delivered through our platform. We also support the most popular third-party rich media creative formats. Our goal is to deliver the most engaging ad possible to a specific user, then to effectively measure the user's engagement with the ad and, finally, to report the user's engagement level back to the advertiser.

  Actionable insights and campaign management

        As a result of the amount and nature of the data we collect through our platform, our reporting to advertisers goes beyond traditional post-campaign analysis to provide actionable insights for current ad campaigns and future marketing strategies. We offer real-time reporting and analytics to help advertisers understand why some campaigns perform better than others.

        Our self-service interface also enables advertisers to plan and alter live campaign parameters, such as audience targeting and pricing. We also give our larger advertisers the option to work directly with our advertising account specialists, who help our clients manage their ad campaigns.

Our Technology Platform

        Our solutions are built upon our core technology engine, MYDAS. The MYDAS platform combines proprietary technology with our Relevance Graph data asset in order to deliver the right mobile ad to the right person at the right time in the right place. The MYDAS technology engine typically accomplishes the following sequences in under 50 milliseconds, while typically receiving over a billion ad requests daily:

  •
  Ad request management.  Mobile apps or mobile websites that have our SDKs embedded send a request for an ad to MYDAS through the SDK. This ad request enters the MYDAS engine, along with associated data from the device, app and mobile carrier. MYDAS analyzes all of the available data to categorize the ad request and to place it in context so that we can deliver the most relevant available ad to the specific user.

  •
  Unique user identification.  MYDAS then runs a proprietary set of algorithms to analyze multiple data points from the device, carrier and app to statistically determine, on an anonymous basis, the likely unique user of the device and the app requesting the ad. MYDAS assigns an internal unique user identifier to the user profile developed for that individual, with the goal of delivering more relevant ads to that user across multiple mobile devices and maximizing advertising diversity for that user. We believe that many of our competitors rely only upon a device identification code to identify the device as opposed to the more robust analysis that MYDAS employs to identify the unique user. User identification is accomplished on a completely anonymous basis.

  •
  Contextual analysis.  After identifying the unique user associated with a specific advertising request, MYDAS then determines the context around the ad request. This context answers one or more of the following questions:

  •
  Where is the user?

  •
  What site or app is the user currently using?

  •
  What is the nature of the content on the site or app from which the request is coming?

  •
  What type of device is the request coming from?

  •
  What wireless network is the request coming through?

  •
  Audience analysis.  Once MYDAS identifies the unique user associated with an ad request and its context, it then searches our databases to determine an appropriate audience category or categories based on prior information we have gathered about the user on a completely anonymous basis. For example, a user may belong to an audience of "moms" because she has downloaded or visited several apps focused on content for mothers, or she has identified herself as a "mom" in a registration form for an app. We may also place a user in a "moms" audience because she has opted to share location data with us and she has regularly visited retail establishments typically frequented by mothers. We might place another user in an "in-market auto buyer" audience because he or she has been in multiple auto dealerships in a short period of time, has opened and engaged with automotive ads and has used numerous apps with automotive-focused content. The ability to identify a user and then determine the audiences to which that user belongs is critical in order to deliver the most relevant ad possible to that user and deliver the best results for advertisers and developers. Each time that we see a unique user on our platform, we gain data that enables us to better determine the audiences with which that user should be associated.

  •
  Real-time marketplace.  After MYDAS identifies the unique user associated with a specific ad request, the context around the ad request and the audiences to which the user belongs, MYDAS delivers the request to a real-time, bidded marketplace in which it matches available ads with available ad requests. MYDAS performs a sophisticated statistical analysis to automatically run an instantaneous virtual auction in which each qualified ad campaign bids on each available ad request. We call this process optimization and decisioning. As part of this decisioning process, we use an artificial intelligence concept called "agents," which are software programs designed to operate the ad marketplace efficiently and fairly, while at the same time optimizing results based on each campaign's goals. Each ad campaign is represented in the marketplace by one of these agents, programmed with specific goals for the particular campaign. The goals will usually include information such as price, audiences to be targeted and timeframe of the campaign, as well as target engagement metrics. When MYDAS enters an ad request into the marketplace, each agent bids on the ad request, and the platform then matches the best available ad to the specific ad request.

  •
  Cross-platform ad delivery.  After matching an ad to a request, MYDAS then delivers, or serves, the ad through the SDK integrated into the app on the specific device making the request. MYDAS can deliver a variety of different types of ads, including video ads, rich media ads and a variety of banner ads, to virtually any mobile connected device across all major mobile operating systems, both within mobile apps and through mobile web browsers.

  •
  Reporting and analysis.  Once MYDAS has delivered an ad to a specific device, MYDAS analyzes the user's engagement with the ad, measuring whether the user clicked on the ad or engaged with the ad in some other meaningful way, such as swiping the ad, opening a video, sharing the ad with a friend or downloading an app in response to the ad. These results are then incorporated back into the MYDAS platform, which can use the data to analyze whether the specific ad served to the user was actually the best available ad to deliver to that user. This information about the user's engagement level with the ad is used to automatically refine various weightings and algorithms within MYDAS to further improve our ability to target and optimize future ad delivery.

        The MYDAS platform also includes a suite of enterprise web services that drive our client-facing tools and interfaces like mMedia and our internal workflow tools and interfaces. Our web services layer enables us to build new offerings and scale our platform for developers and advertisers quickly and cost-effectively while also enabling us to integrate our solutions with those of third-party partners.

        MYDAS consists primarily of software incorporating our proprietary algorithms, database software and the data that we store. Our software and data are hosted in data centers in the United States, the United Kingdom and the Netherlands. We primarily lease space at data centers on a managed services basis, although we also co-locate servers and other equipment that we own at some data centers. In addition, we use third-party web services for some of our data and computing needs.

        We use techniques that we believe are standard in our industry to protect our MYDAS platform against unauthorized access. These techniques include password-controlled user access and authentication, secure hosting with firewalls, encryption, load balancers, switches, anti-virus software and use of physically secure and redundant facilities.

Our Clients

        We have built relationships with developers and advertisers of all sizes. Our developer base includes large mobile web publishers, such as CBS Interactive and The New York Times, and large app developers, such as Zynga, Rovio and Pandora, as well as other developers, such as UberMedia and Gogii. Our advertiser clients include leading advertising agencies and brands, as well as smaller advertisers and often the developers themselves. Throughout our history, we have worked with many of the top 100 advertisers as ranked by Ad Age, and in 2012, based on the Ad Age rankings for 2011, which is the most recent ranking available, we delivered ads for 24 of the top 25 advertisers and 85 of the top 100. These are typically the largest brand advertisers, and many of them have multiple brands for which they run campaigns throughout the year. We have analyzed the total activity and spending by the top 100 Ad Age advertisers for 2011 on our platform from 2008 through 2012. The results of this analysis are summarized in the table below.

Use of our Platform by Top 100 Ad Age 2011 Advertisers

	2008	2009	2010	2011	2012
Number of advertisers using our platform	26	38	61	75	85
Total spending by these advertisers (millions)	$2.4	$7.7	$24.6	$53.4	$70.8
Average spending per advertiser	$95,000	$202,000	$404,000	$712,000	$833,000

        We have increased the average annual spending from this group of advertisers by more than eight-fold during the period from 2008 to 2012. We attribute this growth in average spending among these advertisers to our success in capturing advertising campaigns from more brands per advertiser, running more campaigns for each brand per year and supporting larger campaigns from these advertisers. We believe our increased penetration of these 100 advertisers is attributable to increased sales and marketing efforts and our growing reputation for delivering results for large brand advertisers.

        Our largest advertiser and developer clients are typically different from period to period. We believe our business is not substantially dependent on any particular client as no individual advertising client represented more than 10% of our revenue in the year ended December 31, 2012.

Competition

        The mobile advertising market is highly competitive. The competitive dynamics of our market are unpredictable because it is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. Several competitors provide mobile advertising solutions. Our primary competitors are the large advertising platforms offered by Google and Apple, both of which focus on advertising solutions built for their proprietary mobile operating systems, Android and iOS, respectively. We also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as ESPN, The Weather Channel, Facebook and Yahoo!, as well as new, smaller entrants into the mobile advertising market. Some of our larger developer partners, such as Pandora, also sell a portion of their own advertising inventory directly.

        We believe the principal competitive factors in our industry include the following:

  •
  mobile advertising focus;

  •
  proven and scalable technology;

  •
  platform independence;

  •
  size of the developer ecosystem;

  •
  relationships with leading advertisers;

  •
  quality and size of advertising inventory;

  •
  brand awareness and reputation;

  •
  ability to integrate with third-party apps and technologies; and

  •
  ability to gather and use data to deliver more relevant ads.

        We believe that we compete favorably with respect to all of these factors and that we are well-positioned as an independent mobile advertising platform that can operate without regard to brand of mobile device or operating system.

Technology and Development

        Our technology and development efforts are focused on enhancing the architecture of our MYDAS technology platform and the Relevance Graph and creating additional functionality for our developer and advertiser customers. We are also developing additional self-service products to be available through our mMedia portal. We are also continuously working to enhance our Relevance Graph, which enables us to help our advertisers reach and engage more precise audiences developed through demographic and behavioral analysis. As part of our cross-platform SDKs that we provide to developers, we seek to include new capabilities, such as additional analytical tools, notification solutions, payment solutions and mediation tools. As of December 31, 2012, we had a total of 79 employees engaged in technology and development functions.

Intellectual Property

        Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.

        We have nine non-provisional patent applications pending. We also have eight international patent applications pending.

        We own a U.S. trademark registration for the Millennial Media trademark and a U.S. trademark application for the MYDAS trademark. We also own a trademark registration for Millennial Media in Singapore and Japan and a pending trademark application for Millennial Media in the European Union. We continue to review whether pursuing trademark protection in other countries is appropriate.

        In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

Government Regulation

        We are subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the business of advertising on mobile devices. In addition, many areas of law that apply to our business are still evolving, and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability.

        Given the nascent stage of mobile advertising, industry practices are rapidly evolving. We participate in the Digital Advertising Alliance and other industry groups that are developing best practices for the mobile advertising industry.

  Privacy

        Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of online privacy policies, and would apply to privacy practices in the mobile advertising industry. In December 2012, the Federal Trade Commission adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which are scheduled to go into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and/or those of our clients.

        The issue of privacy in the mobile advertising industry is still evolving. Federal legislation and rule-making has been proposed from time to time that would govern certain advertising practices as they relate to mobile devices, including the use of precise geo-location data. Although such legislation has not been enacted, it remains a possibility that such federal and state laws may be passed in the future.

        There have been numerous civil lawsuits, including class action lawsuits, filed against companies that conduct business in the mobile device industry, including makers of mobile devices, mobile application providers, mobile operating system providers, and mobile third-party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common laws, including computer trespass and violation of privacy laws.

        In addition, mobile services are generally not restricted by geographic boundaries, and our services reach mobile devices throughout the world. We currently transact business in Europe and Southeast Asia and, as a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

  Advertising

        Even though we receive contractual protections from our advertising business partners with respect to their ads, we may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third-party rights could apply to the content of ads we place. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children, and other consumer protection regulations, may also apply to the ads we place on behalf of clients.

Employees

        As of December 31, 2012, we had 348 employees, of which 112 were primarily engaged in product and technology and 113 were engaged in sales and marketing. The majority of these employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

        Information about segment and geographic revenue is set forth in Note 13 to our consolidated financial statements under Item 8 of this Annual Report.

Available Information

        Our internet website address is www.millennialmedia.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

Item 1A.    Risk Factors

        Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Annual Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Business and Our Industry

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future. Accordingly, we may never achieve profitability.

        We incurred net losses of $5.4 million and $287,000 in 2012 and 2011, respectively, and we had an accumulated deficit of $50.0 million as of December 31, 2012. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully.

        The mobile advertising market is highly competitive and we compete with numerous companies that provide mobile advertising services, some of which are significantly larger than us and have more capital to invest in their mobile advertising businesses. These competitors may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

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

  •
  users' concerns about the security of these devices;

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

        In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone and the iPad, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple's mobile devices. Similarly, Google controls the Android operating system and, through its ownership of Motorola Mobility, it controls a significant number of additional mobile devices. If our mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them or our ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

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

        Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. We currently generate different amounts of revenue from our advertiser clients based on the kinds of ads we deliver, such as display ads, rich media ads or video ads. In some cases, we are paid by advertisers on a cost-per-thousand, or CPM, basis depending on the number of ads shown. In other cases, we are paid on a cost-per-click, or CPC, or cost-per-action, or CPA, basis depending on the actions taken by the mobile device user. Different types of ads consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier's network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect our pricing practices and inhibit our ability to deliver targeted advertising to that carrier's users, both of which could impair our ability to generate revenue.

Mobile connected device users may choose not to allow advertising on their devices.

        The success of our business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue and become profitable.

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

We depend on developers for mobile advertising space to deliver our advertiser clients' advertising campaigns, and any decline in the supply of advertising inventory from these developers could hurt our business.

        We depend on developers to provide us with space within their apps on which we deliver ads. The developers that sell their advertising inventory to us are not required to provide any minimum amounts of advertising space to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to developers allow them to make decisions as to how to allocate advertising inventory among us and other advertising providers, some of which may be our competitors. A third party acting as a mediator on behalf of developers, or any competing mediation tools embedded within a developer's apps, could result in pressure on us to increase the prices we pay to developers for that inventory or otherwise block our access to developer inventory, without which we would be unable to deliver ads on behalf of our advertiser clients.

        We generate a significant portion of our revenue from the advertising inventory provided by a limited number of developers, and, as a nascent industry, the market for mobile applications is undergoing, and will likely continue to undergo, rapid change and significant consolidation. In most instances, developers can change the amount of inventory they make available to us at any time. Developers may also change the price at which they offer inventory to us, or they may elect to make advertising space available to our competitors who offer ads to them on more favorable economic terms. In addition, developers may place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. Developers may also use a fee-based or subscription-based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.

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

        When we deliver an ad to a mobile device, we are often able to collect anonymous information about the placement of the ad and the interaction of the mobile device user with the ad, such as whether the user visited a landing page or watched a video. We may also be able to collect information about the user's mobile location. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by developers. For example, we may use the collected information to limit the number of times a specific ad is presented to the same mobile device, to provide an ad to only certain types of mobile devices, or to provide a report to an advertiser client on the number of its ads that were clicked. We also compile the data derived from our platform to publish monthly reports of key mobile industry trends in the form of our S.M.A.R.T. and Mobile Mix reports, which we provide to advertisers and developers to enable them to improve their business decisions about mobile advertising or monetization strategies and to promote their use of our services.

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

        Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenue may decline.

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

        In the course of providing our services, we transmit and store information related to mobile devices and the ads we place, including a device's geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user's consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. These proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

        The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile app platforms under which the platforms have agreed to require mobile apps to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices.

        The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is focused on the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In December 2012, the FTC adopted revisions to COPPA that are scheduled to go into effect in July 2013. COPPA imposes a number of obligations on operators of websites and online services including mobile apps, such as obtaining parental consent, if the operator collects specified information from users and either the site or service is directed to children under 13 years old or the site or service knows that a specific user is a child under 13 years old. The changes will broaden the applicability of COPPA, including the types of information that will be subject to these regulations, and may apply to information that we or our clients collect through mobile devices or apps that, prior to the adoption of these new regulations, was not subject to COPPA. We expect that these revisions will impose new compliance burdens on us. In February 2013, the FTC issued a staff report containing recommendations for best practices with respect to consumer privacy for the mobile industry. To the extent that we or our clients choose to adopt these recommendations, or other regulatory or industry requirements become applicable to us, we may have greater compliance burdens.

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

  •
  seasonal patterns in mobile advertisers' spending, which tend to be cyclical;

  •
  the addition of new advertiser or developer clients or the loss of existing advertisers or developers;

  •
  changes in demand for our mobile advertising services;

  •
  changes in the amount, price and quality of available advertising inventory from developers;

  •
  the timing and amount of sales and marketing expenses incurred to attract new advertisers and developers;

  •
  changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities, or could increase the time it takes us to close sales with advertisers;

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

        Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our advertisers' spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. To date, these seasonal effects have been masked by our rapid revenue growth. However, if and to the extent that seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period as a result.

We do not have long-term agreements with our advertiser clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to us.

        Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. Our contracts with our advertiser clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that we would not have a sufficient supply of ads to fill our developer clients' advertising inventory, in which case our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

Our sales efforts with both advertisers and developers require significant time and expense.

        Attracting new advertiser and developer clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients' purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.

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

        Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads and measure them on a CPM, CPC or CPA basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures.

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

Acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources.

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

  •
  diversion of management's attention from other business concerns;

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

        Our advertiser clients' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability as a result of the activities of our advertiser clients, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

Our business depends on our ability to maintain the quality of our advertiser and developer content.

        We must be able to ensure that our clients' ads are not placed in developer content that is unlawful or inappropriate. Likewise, our developers rely upon us not to place ads in their apps that are unlawful or inappropriate. If we are unable to ensure that the quality of our advertiser and developer content does not decline as the number of advertisers and developers we work with continues to grow, then our reputation and business may suffer.

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

        We have begun to seek patent protection for certain of our technologies and currently have nine U.S. and eight international patent applications on file, although there can be no assurance that these patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

        Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including currently pending proceedings related to alleged patent infringement, as described in "Item 3. Legal Proceedings," and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

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

  •
  divert management's attention and resources;

  •
  require technology changes to our platform that would cause us to incur substantial cost;

  •
  subject us to significant liabilities; and

  •
  require us to cease some or all of our activities.

        In addition to liability for monetary damages against us, which may be tripled and may include attorneys' fees, or, in some circumstances, damages against our clients, we may be prohibited from developing, commercializing or continuing to provide some or all of our mobile advertising solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.

        We may at times collect, store and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed in the past that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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

        We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We are an "emerging growth company," and if we decide to comply only with reduced disclosure requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. At December 31, 2012, we had federal net operating loss carryforwards of $51.3 million, which expire at various dates through 2033. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax law.

        We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of December 31, 2012. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

        Prior to our initial public offering in March 2012, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell such shares at all.

The trading price of the shares of our common stock has been and is likely to continue to be volatile.

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

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources.

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

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

        Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

        There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

        As of December 31, 2012, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 63% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and our stock may not appreciate in value.

        We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States.

        As a public company listed in the United States, and particularly after we cease to be an "emerging growth company," we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices occupy approximately 40,000 square feet of leased office space in Baltimore, Maryland pursuant to lease agreements that expire between March 2015 and April 2016. We also maintain offices in New York, New York; London, England; San Francisco, California; Atlanta, Georgia; Paris, France; Hamburg, Germany; Jakarta, Indonesia; Singapore; and Washington, DC. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        Augme Technologies, Inc. v. Millennial Media, Inc.    On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us. Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled "Method and Code Module For Adding Function To A Web Page," U.S. Patent No. 7,269,636 entitled "Method and Code Module For Adding Function To A Web Page," and U.S. Patent No. 6,594,691 entitled "Method and System For Adding Function To A Web Page." We answered the complaint on July 5, 2012. Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question. Augme disclosed its initial infringement contentions on January 2, 2013. We disclosed our invalidity contentions on February 1, 2013. Discovery remains in the early stages in the case.

        Streetspace, Inc. v. Google, Inc. et al.    On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff's patent. On September 12, 2011, the court granted the defendants' motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff's claimed patent with the U.S. Patent and Trademark Office (the "PTO"). On November 18, 2011, the PTO granted the defendants' request, ordered a reexamination of the plaintiff's patent, and rejected all of the plaintiff's patent claims in the first office action. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation.

        The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all claims of the patent-in-suit. Plaintiff filed its proposed amendments on September 25, 2012. On October 25, 2012, defendants timely filed with the PTO their third party comments in response to plaintiff's proposed amendments. On January 16, 2013, the PTO conducted a reexamination litigation search, as memorialized in the reexamination docket maintained by the PTO. The parties anticipate that the PTO will take further action on this reexamination in the coming months. The Northern District of California issued an order on February 1, 2013 maintaining stay of litigation.

        Evolutionary Intelligence, LLC. v. Millennial Media, Inc.    On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled "System and Method for Creating and Manipulating Containers with Dynamic Registers" and U.S. Patent No. 7,702,682, entitled "System and Method for Creating and Manipulating Containers with Dynamic Registers." The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non-infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012. The parties are conducting limited venue-related discovery.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock has been listed on the New York Stock Exchange ("NYSE") since March 29, 2012, under the symbol "MM". Prior to our initial public offering (our "IPO"), there was no public market for our common stock.

        The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NYSE.

	2012
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$27.90	$23.64	$16.49	$16.86
Low	22.61	10.98	9.00	11.51

*
Beginning on March 29, 2012

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 29, 2012 (the date of our initial public offering) and December 31, 2012, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) Global X Social Media Index ETF, and (iii) SPDR Morgan Stanley Technology Fund ETF over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The graph assumes our closing sales price on March 29, 2012 of $25.00 per share as the initial value of our common stock.

        The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

        The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Dividend Policy

        We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility.

Stockholders

        As of February 11, 2013, there were 51 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

        On March 28, 2012, our Registration Statement on Form S-1, as amended (Reg. No. 333-178909) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 9,873,270 shares and selling stockholders sold 1,856,730 shares at a price to the public of $13.00 per share, in each case including the full exercise of the underwriters' option to purchase additional shares. The offering closed on April 3, 2012, as a result of which we received net proceeds of approximately $115.1 million after underwriting discounts of approximately $9.0 million and additional offering-related expenses of approximately $4.3 million. We did not receive any proceeds from the shares sold by the selling stockholders. The joint managing underwriters of the offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., and Barclays Capital Inc. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 29, 2012.

Recent Sales of Unregistered Securities

        From January 1, 2012 through March 27, 2012, the date of our initial public offering, we granted options under our 2006 equity incentive plan to purchase an aggregate of 106,250 shares of our common stock to employees, consultants and directors, having exercise prices of $6.00 per share. Of these, options to purchase an aggregate of 1,000 shares have been cancelled without being exercised. During the period from January 1, 2012 through March 27, 2012, an aggregate of 151,339 shares were issued upon the exercise of stock options, at exercise prices between $0.04 and $2.75 per share, for aggregate proceeds of approximately $52,000. The offers, sales and issuances of the securities described in this paragraph were exempt from registration under Rule 701 promulgated under the Securities Act in that the transactions were under compensatory benefit plans as provided under Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

        In September 2012, we issued 46,760 shares of common stock, for no additional consideration, upon the net exercise of a previously issued warrant to purchase 50,750 shares at an exercise price of $1.18 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

        None.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$177,667	$103,678	$47,828	$16,220	$6,281
Cost of revenue	105,739	63,595	31,602	11,596	4,992

Gross profit	71,928	40,083	16,226	4,624	1,289
Operating expenses:
Sales and marketing	23,816	14,255	8,508	4,609	3,463
Technology and development	13,620	5,181	2,175	1,095	663
General and administrative	38,954	21,321	12,535	6,326	5,682

Total operating expenses	76,390	40,757	23,218	12,030	9,808

Loss from operations	(4,462)	(674)	(6,992)	(7,406)	(8,519)
Total other (expense) income	(898)	(99)	(107)	(144)	160

Loss before income taxes	(5,360)	(773)	(7,099)	(7,550)	(8,359)
Income tax (expense) benefit	(70)	486	(22)	—	—

Net loss	(5,430)	(287)	(7,121)	(7,550)	(8,359)
Accretion of dividends on redeemable convertible preferred stock	(1,328)	(5,022)	(2,933)	(1,793)	(1,542)

Net loss attributable to common stockholders	$(6,758)	$(5,309)	$(10,054)	$(9,343)	$(9,901)

Net loss per share attributable to common stockholders—basic and diluted	$(0.11)	$(0.32)	$(0.56)	$(0.56)	$(0.60)

Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders	60,951	16,363	17,966	16,783	16,377

Other Financial Data:
Adjusted EBITDA(1)	$4,543	$1,839	$(6,436)	$(7,048)	$(8,284)

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest (income) expense, net, depreciation and amortization, and stock-based compensation. Please see "—Adjusted EBITDA" for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$137,439	$16,707	$27,803	$19,171	$10,200
Accounts receivable, net of allowances	59,179	34,986	19,978	6,485	2,280
Total assets	208,449	61,885	49,115	26,136	13,042
Long-term debt, including current portion	—	—	—	2,238	2,975
Total liabilities	44,668	29,638	17,807	10,190	5,731
Total redeemable convertible preferred stock	—	76,668	71,622	41,202	23,476
Total stockholders' equity (deficit)	163,781	(44,421)	(40,314)	(25,256)	(16,165)

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have used within this Annual Report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

        We have included adjusted EBITDA in this Annual Report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net loss	$(5,430)	$(287)	$(7,121)	$(7,550)	$(8,359)
Adjustments:
Interest expense (income), net	64	21	28	144	(160)
Income tax expense (benefit)	70	(486)	22	—	—
Depreciation and amortization expense	2,365	759	223	146	106
Stock-based compensation expense	7,474	1,832	412	212	129

Total net adjustments	9,973	2,126	685	502	75

Adjusted EBITDA	$4,543	$1,839	$(6,436)	$(7,048)	$(8,284)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in "Item 1A. Risk Factors" and "Special Note Regarding Forward-Looking Statements."

Overview

        We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 39,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 7,500 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple iOS, Android, Windows Phone and Blackberry.

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

        We have built relationships with developers and advertisers of all sizes. Our developer base includes large mobile web publishers, such as CBS Interactive and The New York Times, and large app developers, such as Zynga, Rovio and Pandora, as well as other developers, such as UberMedia and Gogii. Our advertiser clients include leading advertising agencies and brands, including 85 of Ad Age's top 100 national advertisers, as well as smaller advertisers and often the developers themselves.

        We operate in one segment, mobile advertising services. We have increased our revenue from $6.3 million for the year ended December 31, 2008 to $177.7 million for the year ended December 31, 2012. During the year ended December 31, 2012, approximately 14.8% of our revenue was derived from outside of the United States, up from 10.0% during the year ended December 31, 2011. We commenced our international operations in the United Kingdom during the first half of 2010 and in Asia during the fourth quarter of 2011 with the launch of operations in Singapore. We further expanded our international operations by opening additional offices in Europe and Asia in 2012. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations.

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

        Adjusted EBITDA represents our earnings before net interest (income) expense, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Please refer to "Item 6. Selected Consolidated Financial Data—Adjusted EBITDA" in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, for the years ended December 31, 2012, 2011 and 2010.

        Adjusted EBITDA should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments, the reasons we consider them appropriate and the material limitations of using non-GAAP measures as described in "Selected Consolidated Financial Data—Adjusted EBITDA."

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenue	$177,667	$103,678	$47,828
Gross margin	40.5%	38.7%	33.9%
Net loss	$(5,430)	$(287)	$(7,121)
Adjusted EBITDA	$4,543	$1,839	$(6,436)

Components of Operating Results

  Revenue

        We generate revenue by charging advertisers to deliver ads to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Our fees from advertisers are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements we deliver, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads on several bases: cost per thousand, or CPM, on which we charge advertisers for each ad delivered to a consumer; cost per click, or CPC, on which we charge advertisers for each ad clicked on by a user; and cost per action, or CPA, on which we charge advertisers each time a consumer takes a specified action, such as downloading an app. Our revenue recognition policies are discussed in more detail in the section below entitled "—Critical Accounting Policies and Significant Judgments and Estimates."

        Our brand advertiser clients, which currently comprise a majority of our revenue on an annual basis, generally use CPM pricing, although some brand advertisers use CPC pricing terms with us from time to time. On the other hand, our performance advertiser clients typically use CPC pricing, but sometimes use CPA pricing. The mix of revenue generated from brand advertisers and performance advertisers on our platform changes throughout the year. For example, we typically see a higher percentage of our revenue from brand advertisers in the second and fourth quarters of the year than we do during the first and third quarters. The overall mix of advertisers using CPM, CPC and CPA pricing models changes throughout the year.

  Cost of Revenue

        Cost of revenue consists primarily of the payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically determined in advance as either a percentage of the advertising revenue we earn from mobile ads placed on the developer's app or as a fixed fee for the ad space. We recognize cost of revenue on a developer-by-developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue.

  Operating Expenses

        Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 348 employees at December 31, 2012 from 119 employees at December 31, 2010, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of stock options, as well as commissions and bonuses in the applicable operating expense category based on the respective equity award recipient's function.

        Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and personnel-related costs for our advertiser-focused sales and marketing employees. Additional expenses include marketing programs, consulting, travel and other related overhead. The number of employees in sales and marketing functions grew to 113 employees at December 31, 2012 from 44 at December 31, 2010, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

        Technology and development expense.    Technology and development expense primarily consists of salaries and payroll-related costs for development employees. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general information technology costs are included in general and administrative expenses. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. The number of employees in technology and development functions grew to 79 employees at December 31, 2012 from 19 at December 31, 2010. We intend to continue to invest in our technology and development efforts, by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

        General and administrative expense.    General and administrative expense primarily consists of salaries and personnel-related costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. The number of employees in general and administrative functions grew to 156 at December 31, 2012 from 56 at December 31, 2010, and we expect our general and administrative expenses to increase in absolute terms as a result of our operation as a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors' and officers' liability insurance, increased professional services and an enhanced investor relations function.

  Other Income (Expense)

        Other income and expense consists primarily of interest income, interest expense and changes in the fair value of our preferred stock warrant liability prior to its automatic conversion to a common stock warrant in connection with our IPO. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facilities. During the year ended December 31, 2011, we entered into a new line of credit facility with a bank, but we have not borrowed under this facility to date. During the year ended December 31, 2010, we had borrowings under a term loan with a bank, which we repaid in full in 2010.

        Prior to our IPO, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense.

  Income Tax (Expense) Benefit

        Income tax (expense) benefit consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax liabilities for the years ended December 31, 2012 and 2011.

        Income tax (expense) benefit consists of changes in judgment about the realizability of our deferred tax assets.

Results of Operations

        The following table sets forth our consolidated statement of operations data, both in dollars and as a percentage of revenue, for each of the periods indicated.

  Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
					Period-to-Period Change
	2012		2011
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$177,667	100.0%	$103,678	100.0%	$73,989	71.4%
Cost of revenue	105,739	59.5	63,595	61.3	42,064	66.1

Gross profit	71,928	40.5	40,083	38.7	31,925	79.6
Operating expenses:
Sales and marketing	23,816	13.4	14,255	13.7	9,575	67.1
Technology and development	13,620	7.7	5,181	5.0	8,490	162.9
General and administrative	38,954	21.9	21,321	20.6	17,808	82.7

Total operating expenses	76,390	43.0	40,757	39.3	35,873	87.4

Loss from operations	(4,462)	(2.5)	(674)	(0.6)	(3,948)	550.1
Other income (expense):
Interest expense, net	(64)	0.0	(21)	0.0	(43)	204.8
Other expense	(834)	(0.5)	(78)	(0.1)	(756)	969.2

Total other expense, net	(898)	(0.5)	(99)	(0.1)	(799)	807.1

Loss before income taxes	(5,360)	(3.0)	(773)	(0.7)	(4,747)	583.1
Income tax (expense) benefit	(70)	(0.0)	486	0.5	(556)	(114.4)

Net loss	$(5,430)	(3.0)%	$(287)	(0.2)%	$(5,303)	1,764.1

        Revenue.    Revenue was $177.7 million for the year ended December 31, 2012 compared to $103.7 million for the year ended December 31, 2011, an increase of $74.0 million, or 71.4%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 84.4% during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and represented 83.1% of our total revenue for the year ended December 31, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and campaigns for new brands owned by existing clients. Revenue from new advertiser clients increased by 29.8% during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and represented 16.9% of our total revenue for the year ended December 31, 2012.

        Our revenue from international operations was $26.2 million, or 14.8% of total revenue, for the year ended December 31, 2012 compared to $10.3 million, or 10.0% of total revenue, for the year ended December 31, 2011. This revenue growth in our international operations was primarily attributable to an increase in our international sales force focused on generating revenue principally in Europe and Southeast Asia.

        We also substantially increased our overall sales force during the year ended December 31, 2012 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

        Cost of revenue.    Cost of revenue was $105.7 million, or 59.5% of revenue, for the year ended December 31, 2012, an increase of $42.1 million, or 66.1%, from $63.6 million, or 61.3% of revenue, for the year ended December 31, 2011. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin was primarily the result of more favorable pricing terms with developers, improved optimization of our ad delivery process, and increased usage of our self-service portal for developers.

        Sales and marketing.    Sales and marketing expense was $23.8 million, or 13.4% of revenue, for the year ended December 31, 2012, an increase of $9.5 million, or 67.1%, from $14.3 million, or 13.7% of revenue, for the year ended December 31, 2011. The increase in sales and marketing expense was primarily attributable to a $6.7 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees was 113 at December 31, 2012, an increase from 69 at December 31, 2011. In addition, we experienced a $1.4 million increase in our marketing programs and travel expenses. The decrease in sales and marketing expense as a percentage of revenue for the year ended December 31, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

        Technology and development.    Technology and development expense was $13.6 million, or 7.7% of revenue, for the year ended December 31, 2012, an increase of $8.5 million, or 162.9%, from $5.2 million, or 5.0% of revenue, for the year ended December 31, 2011. The increase in technology and development expense was primarily attributable to a $4.5 million increase in salaries and personnel-related costs associated with an increase in headcount, as well as an increase in stock compensation expense of $400,000 resulting from a full year of vesting of equity awards made in connection with the Condaptive acquisition that closed in May 2011, an additional $1.4 million for accelerating the vesting of restricted common stock for employees in the technology and development function, and $1.0 million in one-time stock-based compensation expense related to the vesting of equity awards in connection with the separation of technology and development employees in 2012. The number of full-time technology and development employees was 79 at December 31, 2012, an increase from 44 at December 31, 2011. Additionally, for the year ended December 31, 2012, we incurred $545,000 in increased amortization expenses related to our internally developed software.

        General and administrative.    General and administrative expense was $39.0 million, or 21.9% of revenue, for the year ended December 31, 2012, an increase of $17.7 million, or 82.7%, from $21.3 million, or 20.6% of revenue, for the year ended December 31, 2011. The increase in general and administrative expense was primarily attributable to a $9.0 million increase in salaries and personnel-related costs associated with an increase in headcount and stock compensation expense. Additionally, for the year ended December 31, 2012, we incurred increased information system costs of $1.4 million, increased professional fees of $1.5 million, $1.3 million in increased bad debt expense, $639,000 in increased insurance costs, and an increase of $3.9 million in other general corporate costs necessary to support the overall growth in our business. The number of full-time general and administrative employees was 156 at December 31, 2012, an increase from 109 at December 31, 2011. The increase in general and administrative expense as a percentage of revenue for the year ended December 31, 2012 was also primarily attributable to our increase in headcount.

        Income tax benefit.    For the year ended December 31, 2011, we recognized an income tax benefit of $486,000 due to a change in judgment, following the Condaptive acquisition in May 2011, about our ability to realize a portion of our deferred tax assets.

  Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31,
					Period-to-Period Change
	2011		2010
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	(dollars in thousands)
Revenue	$103,678	100.0%	$47,828	100.0%	$55,850	116.8%
Cost of revenue	63,595	61.3	31,602	66.1	31,993	101.2

Gross profit	40,083	38.7	16,226	33.9	23,857	147.0
Operating expenses:
Sales and marketing	14,255	13.7	8,508	17.8	5,747	67.5
Technology and development	5,181	5.0	2,175	4.5	3,006	138.2
General and administrative	21,321	20.6	12,535	26.2	8,786	70.1

Total operating expenses	40,757	39.3	23,218	48.5	17,539	75.5

Loss from operations	(674)	(0.6)	(6,992)	(14.6)	6,318	(90.4)
Other income (expense):
Interest income (expense)	(21)	0.0	(28)	(0.1)	7	(25.0)
Other expense	(78)	(0.1)	(79)	(0.2)	1	(1.3)

Total other income (expense)	(99)	(0.1)	(107)	(0.3)	8	(7.5)

Loss before income taxes	(773)	(0.7)	(7,099)	(14.9)	6,326	(89.1)
Income tax (expense) benefit	486	0.5	(22)	0.0	508	(2,309.1)

Net loss	$(287)	(0.2)%	$(7,121)	(14.9)%	$6,834	(96.0)

        Revenue.    Revenue was $103.7 million for the year ended December 31, 2011, an increase of $55.9 million, or 116.8%, from $47.8 million for the year ended December 31, 2010. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 128.1% during the year ended December 31, 2011 as compared to the year ended December 31, 2010 and represented 77.5% of our total revenue for the year ended December 31, 2011. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the year. Revenue from new advertiser clients increased by 87.2% during the year ended December 31, 2011 as compared to the year ended December 31, 2010 and represented 22.5% of our total revenue for the year ended December 31, 2011.

        Our revenue from international operations was $10.3 million, or 10.0% of total revenue, for the year ended December 31, 2011, an increase from $1.5 million, or 3.1% of total revenue, for the year ended December 31, 2010. We commenced our international operations in the United Kingdom during the first half of 2010 and in Asia during the fourth quarter of 2011 with the launch of operations in Singapore. The revenue growth in our international operations during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily attributable to our first full year of international operations and revenue generation in 2011, as well as an increase in our international sales force focused on generating revenue.

        We also substantially increased our overall sales force during the year ended December 31, 2011, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

        Cost of revenue.    Cost of revenue was $63.6 million, or 61.3% of revenue, for the year ended December 31, 2011, an increase of $32.0 million, or 101.2%, from $31.6 million, or 66.1% of revenue, for the year ended December 31, 2010. The increase in cost of revenue was driven primarily by the need to purchase greater quantities of advertising inventory for use in delivering mobile ads. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin was primarily the result of more favorable pricing terms with developers, improved optimization of our ad delivery process, and increased usage of our self-service portal for developers.

        Sales and marketing.    Sales and marketing expense was $14.3 million, or 13.7% of revenue, for the year ended December 31, 2011, an increase of $5.8 million, or 67.5%, from $8.5 million, or 17.8% of revenue, for the year ended December 31, 2010. The increase in sales and marketing expense was primarily attributable to a $3.4 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees was 69 at December 31, 2011, an increase from 44 at December 31, 2010 to. In addition, we experienced a $1.7 million increase in our marketing programs and consulting expense. The decrease in sales and marketing expense as a percentage of revenue for the year ended December 31, 2011 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

        Technology and development.    Technology and development expense was $5.2 million, or 5.0% of revenue, for the year ended December 31, 2011, an increase of $3.0 million, or 138.2%, from $2.2 million, or 4.5% of revenue, for the year ended December 31, 2010. The increase in technology and development expense was primarily attributable to a $2.5 million increase in salaries and personnel-related costs associated with an increase in headcount. The number of full-time technology and development employees was 44 at December 31, 2011, an increase from 19 at December 31, 2010.

        General and administrative.    General and administrative expense was $21.3 million, or 20.6% of revenue, for the year ended December 31, 2011, an increase of $8.8 million, or 70.1%, from $12.5 million, or 26.2% of revenue, for the year ended December 31, 2010. The increase in general and administrative expense was primarily attributable to a $4.8 million increase in salaries and personnel-related costs associated with an increase in headcount as well as corresponding increases of $1.2 million in information systems costs and $2.5 million in other corporate infrastructure costs necessary to support the overall growth in our business. The number of full-time general and administrative employees was 109 at December 31, 2011, an increase from 56 at December 31, 2010. The decrease in general and administrative expense as a percentage of revenue for the year ended December 31, 2011 was primarily the result of our growth in revenue and improved operating efficiencies.

Seasonality

        Our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year. Many brand advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Liquidity and Capital Resources

  Sources of Liquidity

        Prior to our IPO in March 2012, we funded our operations principally through private placements of our capital stock and bank borrowings, and we raised $64.8 million from the sale of redeemable convertible preferred stock to third parties.

        In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. Advances under the line of credit bear interest at a floating rate equal to SVB's prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on August 11, 2013, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of December 31, 2012, we had not yet drawn on this line of credit.

  Public Offerings of Common Stock

        On April 3, 2012, we closed our IPO in which we sold 9,873,270 shares of common stock, and received net proceeds of approximately $115.1 million, after deducting underwriting discounts and offering-related expenses. Upon closing of the IPO, all of the redeemable convertible preferred stock then outstanding automatically converted into 47,679,003 shares of common stock. In addition, an outstanding warrant to purchase redeemable convertible preferred stock automatically converted into a warrant to purchase common stock, and our preferred stock warrant liability of $1.0 million as of April 3, 2012 was reclassified to additional paid-in capital.

        On October 29, 2012, we closed an offering in which we sold 921,952 shares of common stock and received net proceeds of approximately $11.9 million, after deducting underwriting discounts and additional offering-related expenses.

  Working Capital

        The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$137,439	$16,707	$27,803
Accounts receivable, net of allowances	59,179	34,986	19,978
Working capital	154,159	23,954	30,571
Cash provided by (used in):
Operating activities	(2,537)	(2,758)	(10,483)
Investing activities	(5,260)	(5,588)	(712)
Financing activities	128,526	(2,703)	19,831

        Our cash and cash equivalents at December 31, 2012 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

        Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at December 31, 2012 and 2011. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

  Cash Flows

  Operating Activities

        For the year ended December 31, 2012, our net cash used in operating activities of $2.5 million consisted of a net loss of $5.4 million and $9.4 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $12.3 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $7.5 million, depreciation and amortization expense of $2.4 million and non-cash changes in the fair value of a preferred stock warrant liability of $834,000 from January 1, 2012 until its reclassification to additional paid-in capital on April 3, 2012. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the Condaptive acquisition that closed in 2011. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $25.8 million, which was primarily driven by increased revenue during the year as we continue to expand our operations both domestically and internationally, and an increase in prepaid expenses and other assets of $542,000, which was primarily the result of additional deposit requirements for new office space and future marketing events and memberships. These decreases were partially offset by increases in operating cash flow due to a $16.4 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in developer-related charges, and an $869,000 increase in accrued payroll and payroll-related expenses resulting from an increase in the number of employees.

        For the year ended December 31, 2011, our net cash used in operating activities of $2.8 million consisted of a net loss of $287,000 and $5.0 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $2.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $1.8 million, depreciation and amortization expense of $759,000 and bad debt expense of $345,000, partially offset by $481,000 in deferred income tax benefits. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $15.3 million, primarily driven by increased revenue during the year as we continued to expand our operations both domestically and internationally, an increase in prepaid expenses and other assets of $1.4 million, primarily the result of additional deposit requirements for new office space and future marketing events and memberships, and a decrease in deferred revenue of $194,000 as a result of fewer clients prepaying for advertising services. These decreases were partially offset by increases in operating cash flow due to a $9.8 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in developer-related charges, and a $2.0 million increase in accrued payroll and payroll-related expenses resulting from an increase in the number of employees.

        For the year ended December 31, 2010, our net cash used in operating activities of $10.5 million consisted of a net loss of $7.1 million and $5.0 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $1.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $412,000, depreciation and amortization expense of $223,000, bad debt expense of $870,000 and an increase in the fair value of our preferred stock warrant liability of $79,000. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $14.4 million, primarily driven by increased revenue during the period, as a result of operational expansion domestically and the addition of new international operations, and an increase in prepaid expenses and other assets of $378,000. These decreases were partially offset by increases in operating cash flow due to a $8.2 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in developer-related charges, a $1.3 million increase in accrued payroll and payroll-related expenses resulting from the increased number of employees, and an increase in deferred revenue of $329,000 as a result of an increase in the number of prepaid ads by clients.

  Investing Activities

        For the year ended December 31, 2012, net cash used in investing activities was $5.3 million, consisting of purchases of property and equipment.

        For the year ended December 31, 2011, net cash used in investing activities was $5.6 million. This amount consisted of $2.1 million of cash consideration paid, net of cash received, as part of our acquisition of Condaptive and $3.5 million for the purchase of property and equipment.

        For the year ended December 31, 2010, net cash used in investing activities was $712,000, consisting of $640,000 for the purchase of property and equipment and $72,000, net of cash received, paid as part of an acquisition of assets.

  Financing Activities

        For the year ended December 31, 2012, net cash provided by financing activities was $128.5 million, consisting of $127.0 million in proceeds from the issuance of common stock in two offerings, net of offering costs and $1.5 million in cash received upon the exercise of stock options.

        For the year ended December 31, 2011, net cash used in financing activities was $2.7 million, consisting of $827,000 used to repurchase common stock from one of our executive officers and $2.0 million in deferred offering costs and financing fees for our IPO and other financing transactions. These amounts were partially offset by $166,000 in cash received upon the exercise of stock options.

        For the year ended December 31, 2010, net cash provided by financing activities was $19.8 million, consisting of $27.5 million in net proceeds from our Series D preferred stock financing and $127,000 in cash received upon the exercise of stock options, partially offset by $5.5 million used to repurchase common stock from two of our executive officers and $2.3 million used to repay in full our term loan from a bank.

  Operating and Capital Expenditure Requirements

        We believe that our existing cash balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. During this period, we expect our capital expenditure requirements to be approximately $12.0 million, most of which is for computer and network equipment, such as servers, switches and laptops. The remaining amounts are mostly for new office space leasehold improvements and furniture as we expand our operations internationally and in the United States.

Contractual Obligations

        We have non-cancelable contractual obligations for office space. The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2012. Future events could cause actual payments to differ from these estimates. We also have a line of credit with SVB, although we have not borrowed under this facility.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$6,242	$1,817	$2,988	$1,359	$78

Total	$6,242	$1,817	$2,988	$1,359	$78

Off-Balance Sheet Arrangements

        As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

  Revenue Recognition

        We recognize revenue based on the activity of mobile users viewing ads through developer applications and mobile websites. Our revenue is recognized when our advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. At that time, our services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

        In the normal course of business, we act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions with advertisers. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, in reaching our conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. To date, we have determined that we are the primary obligor in all our advertising arrangements because we are responsible for identifying and contracting with third-party advertisers, establishing the selling prices of the advertisements sold, and performing all billing and collection activities, including retaining credit risk, and bearing sole responsibility for fulfillment of the advertising.

Accordingly, we act as the principal in all of our arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.

        We record deferred revenue when we receive cash payments from our advertiser clients in advance of when we perform the services under our arrangements with them.

  Accounts Receivable and Allowances for Doubtful Accounts and Sales Credits

        Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some clients to make payments as they become due. Our estimated allowance is based on our analysis of past due amounts and ongoing credit evaluations. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our credit and collection policies and the financial strength of many of our clients.

        We also estimate an allowance for sales credits based on our historical experience of sales credits as a percentage of revenue. Historically, actual sales credits have not significantly differed from our estimates. However, if our revenue and client base continues to grow, higher than expected sales credits may result in future write-offs that are greater than our estimates.

  Business Combinations

        In business combinations, we determine the acquisition purchase price as the sum of the consideration we provide. When we issue stock-based awards to an acquired company's selling stockholders, we evaluate whether the awards are contingent consideration or compensation for post-business combination services. Our evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

        We allocate the purchase price in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

        To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital is assumed to be equal to its fair value, given the short-term nature of these assets and liabilities. We estimate the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by the asset and the risk associated with achieving these cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible asset, which include revenue, operating expenses and taxes.

  Stock-Based Compensation

        We include stock-based compensation as part of operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. Modifications are measured based on the fair value at the date of modification. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. For 2012, 2011 and 2010, we recorded stock-based compensation expense of $7.5 million, $1.8 million and $412,000, respectively. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 10 to our consolidated financial statements under Item 8 of this Annual Report.

        As of December 31, 2012, unrecognized compensation expense related to unvested option awards totaled $5.3 million and will be recognized over a weighted-average period of approximately 3.0 years.

        As of December 31, 2012, unrecognized compensation expense related to unvested restricted stock unit awards was $4.7 million and will be recognized on a straight-line basis through August 2016.

        As of December 31, 2012, unrecognized compensation expense relating to unvested restricted stock awards was $1.5 million and will be recognized on a straight-line basis for a remaining term of 2.1 years.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.

  Interest Rate Sensitivity

        We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. As of December 31, 2012, we did not have any borrowings outstanding under the line of credit.

  Foreign Currency Exchange Risk

        With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, other countries in Europe, and Singapore. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on December 31, 2012 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Inflation

        We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.    Financial Statements and Supplementary Data

Millennial Media, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Millennial Media, Inc.

        We have audited the accompanying consolidated balance sheets of Millennial Media, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennial Media, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 20, 2013

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$137,439	$16,707
Accounts receivable, net of allowances of $2,673 and $1,216 as of December 31, 2012 and December 31, 2011, respectively	59,179	34,986
Prepaid expenses and other current assets	1,966	1,417

Total current assets	198,584	53,110
Long-term assets:
Property and equipment, net	6,850	3,688
Goodwill	1,348	1,348
Intangible assets, net	913	1,179
Deferred offering costs	—	1,985
Other assets	754	575

Total long-term assets	9,865	8,775

Total assets	$208,449	$61,885

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,788	$2,883
Accrued cost of revenue	34,430	20,963
Accrued payroll and payroll related expenses	6,038	5,153
Deferred revenue	169	157

Total current liabilities	44,425	29,156
Series B warrant outstanding	—	183
Other long-term liabilities	243	299

Total liabilities	44,668	29,638
Commitments and contingencies
Redeemable convertible preferred stock:
Series A-1 preferred stock, $0.001 par value, 0 and 6,341,465 shares authorized, issued and outstanding as of December 31, 2012 and 2011, respectively	—	1,880
Series A-2 preferred stock, $0.001 par value, 0 and 9,448,220 shares authorized, issued and outstanding as of December 31, 2012 and 2011, respectively	—	7,033
Series B preferred stock, $0.001 par value, 0 and 12,737,605 shares authorized, 0 and 12,686,855 issued and outstanding as of December 31, 2012 and 2011, respectively	—	19,882
Series C preferred stock, $0.001 par value, 0 and 10,759,630 shares authorized, issued and outstanding, as of December 31, 2012 and 2011, respectively	—	18,441
Series D preferred stock, $0.001 par value, 0 and 8,442,833 shares authorized, issued and outstanding as of December 31, 2012 and 2011, respectively	—	29,432

Total redeemable convertible preferred stock	—	76,668
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 79,182,913 and 18,011,035 shares issued and outstanding, as of December 31, 2012 and 2011, respectively	79	17
Additional paid-in capital	213,823	—
Accumulated other comprehensive loss	(78)	(25)
Accumulated deficit	(50,043)	(44,413)

Total stockholders' equity (deficit)	163,781	(44,421)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$208,449	$61,885

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$177,667	$103,678	$47,828
Cost of revenue	105,739	63,595	31,602

Gross profit	71,928	40,083	16,226
Operating expenses:
Sales and marketing	23,816	14,255	8,508
Technology and development	13,620	5,181	2,175
General and administrative	38,954	21,321	12,535

Total operating expenses	76,390	40,757	23,218

Loss from operations	(4,462)	(674)	(6,992)
Interest and other expense:
Interest expense	(64)	(21)	(28)
Other expense	(834)	(78)	(79)

Total interest and other expense	(898)	(99)	(107)

Loss before income taxes	(5,360)	(773)	(7,099)
Income tax (expense) benefit	(70)	486	(22)

Net loss	(5,430)	(287)	(7,121)
Accretion of dividends on redeemable convertible preferred stock	(1,328)	(5,022)	(2,933)

Net loss attributable to common stockholders	$(6,758)	$(5,309)	$(10,054)

Net loss per share:
Basic and diluted	$(0.11)	$(0.32)	$(0.56)
Weighted average common shares outstanding:
Basic and diluted	60,951	16,363	17,966
Stock-based compensation expense included above:
Sales and marketing	$1,003	$130	$128
Technology and development	3,768	1,007	12
General and administrative	2,703	695	272

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(5,430)	$(287)	$(7,121)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(53)	(14)	(11)

Total comprehensive loss	$(5,483)	$(301)	$(7,132)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

(in thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders' (Deficit) Equity
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount
Balance, January 1, 2010	17,161,885	17	—	—	(25,273)	(25,256)
Repurchase and retirement of common stock	(2,001,829)	(2)	—	—	(5,503)	(5,505)
Exercise of stock options	1,098,241	1	126	—	—	127
Accretion of dividends on redeemable convertible preferred stock	—	—	(538)	—	(2,395)	(2,933)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(27)	(27)
Stock-based compensation expense	—	—	412	—	—	412
Net loss	—	—	—	—	(7,121)	(7,121)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)

Balance, December 31, 2010	16,258,297	16	—	(11)	(40,319)	(40,314)
Repurchase and retirement of common stock	(300,761)	—	—	—	(827)	(827)
Issuance of common stock in connection with an acquisition	24,329	—	75	—	—	75
Issuance of restricted common stock in connection with an acquisition	1,448,080	1	—	—	—	1
Exercise of stock options	581,090	—	166	—	—	166
Accretion of dividends on redeemable convertible preferred stock	—	—	(2,073)	—	(2,949)	(5,022)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(31)	(31)
Stock-based compensation expense	—	—	1,832	—	—	1,832
Net loss	—	—	—	—	(287)	(287)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)

Balance, December 31, 2011	18,011,035	17	—	(25)	(44,413)	(44,421)
Conversion of Series B warrant to common stock warrant	—	—	1,017	—	—	1,017
Cashless exercise of warrant to purchase common stock	46,760	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	47,679,003	48	77,955	—	—	78,003
Issuance of common stock in connection with exercises of stock options and vesting of restricted stock units, net of withholdings	2,650,893	3	1,493	—	—	1,496
Issuance of common stock in public offerings, net of issuance costs	10,795,222	11	127,020	—	—	127,031
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,136)	—	(192)	(1,328)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(8)	(8)
Stock-based compensation expense	—	—	7,474	—	—	7,474
Net loss	—	—	—	—	(5,430)	(5,430)
Foreign currency translation adjustments	—	—	—	(53)	—	(53)

Balance, December 31, 2012	79,182,913	$79	$213,823	$(78)	$(50,043)	$163,781

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(5,430)	$(287)	$(7,121)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Non-cash stock-based compensation expense	7,474	1,832	412
Non-cash change in fair value of Series B warrant	834	78	79
Bad debt expense	1,639	345	870
Deferred income taxes	—	(481)	—
Depreciation and amortization	2,365	759	223
Amortization of discount on long-term debt	—	—	12
Amortization of deferred financing fees	28	12	13
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	(25,831)	(15,341)	(14,370)
Prepaid expenses and other current assets	(542)	(1,027)	(294)
Other assets	(249)	(399)	(84)
Accounts payable and accrued expenses	2,884	1,817	716
Accrued cost of revenue	13,467	7,942	7,436
Accrued payroll and payroll-related expenses	869	2,005	1,276
Deferred revenue	12	(194)	329
Other long-term liabilities	(57)	181	20

Net cash and cash equivalents used in operating activities	(2,537)	(2,758)	(10,483)
Cash flows from investing activities
Payments for acquisitions, net of cash acquired	—	(2,060)	(72)
Purchases of property and equipment	(5,260)	(3,528)	(640)

Net cash and cash equivalents used in investing activities	(5,260)	(5,588)	(712)
Cash flows from financing activities
Repayment of long-term debt	—	—	(2,250)
Payment of deferred financing fees	—	(57)	—
Payment of deferred offering costs	—	(1,985)	—
Proceeds from issuance of common stock, net of offering costs	127,030
Proceeds from exercises of stock options	1,496	166	127
Issuance of Series D preferred shares, less offering costs	—	—	27,459
Repurchase and retirement of common shares	—	(827)	(5,505)

Net cash and cash equivalents provided by (used in) financing activities	128,526	(2,703)	19,831

Effect of exchange rates on cash and cash equivalents	3	(47)	(4)

Net increase (decrease) in cash and cash equivalents	120,732	(11,096)	8,632
Cash and cash equivalents, beginning of year	16,707	27,803	19,171

Cash and cash equivalents, end of year	$137,439	$16,707	$27,803

Supplemental disclosure of cash flow information
Cash paid for interest	$17	$17	$27
Supplemental disclosure of noncash investing and financing activities
Issuance of common stock in connection with acquisition	$—	$75	$—
Accretion of dividends on redeemable convertible preferred stock	$1,328	$5,022	$2,933
Accretion of issuance costs on redeemable convertible preferred stock	$8	$31	$27

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

        Millennial Media, Inc. (the "Company") was incorporated in the state of Delaware in May 2006. The Company is engaged in the business of providing mobile advertising solutions to advertisers and developers. Its technology, tools and services help developers to maximize their advertising revenue, acquire users and gain insight about their users. The Company offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver rich and engaging ad experiences to consumers on their mobile connected devices.

        On April 3, 2012, the Company closed its initial public offering ("IPO") of common stock in which the Company sold and issued 9,873,270 shares of common stock at a public offering price of $13.00 per share. The Company received net proceeds from the IPO of approximately $115.1 million (after deducting underwriting discounts and offering expenses). Upon closing of the IPO, all of the redeemable convertible preferred stock outstanding automatically converted into 47,679,003 shares of common stock, based on the shares of redeemable convertible preferred stock outstanding as of April 3, 2012. In addition, the outstanding Series B warrant automatically converted into a warrant to purchase common stock, and the preferred stock warrant liability of $1.0 million as of April 3, 2012 was reclassified to additional paid-in capital.

        On October 29, 2012, the Company closed a registered public offering of its common stock in which the Company sold and issued 921,952 shares of common stock at a public offering price of $14.15 per share. The Company received net proceeds from the offering of approximately $11.9 million (after deducting underwriting discounts and offering expenses).

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Millennial Media, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowances, the useful lives of long-lived assets and other intangible assets, assumptions used for purposes of determining stock-based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting revenue and expenses during the periods presented.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of checking accounts and a money market account. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances in financial institutions in amounts greater than federally insured limits.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Revenue Recognition and Deferred Revenue

        The Company recognizes revenue based on the activity of mobile users viewing advertisements through developer applications and mobile websites. Revenues are recognized when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, or views, clicks or actions by users on mobile advertisements. The Company recognizes revenue based on these terms because the services have been provided, the fees the Company charges are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

        In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

        Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company's customers. As of December 31, 2012 and 2011, there was $169,000 and $157,000, respectively, of services for which cash payments were received in advance of the Company's performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

  Cost of Revenue

        Cost of revenue consists primarily of amounts due to developers for the advertising utilized in running mobile advertisements. These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer's application or mobile website or a fixed fee for the ad space. The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer's advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue.

  Fair Value Measurements

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. Prior to its conversion to a common stock warrant on April 3, 2012, the Company's Series B warrant was recorded at fair value.

        The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2012 and 2011 (in thousands):

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$108,419	$108,419	$—	$—

	$108,419	$108,419	$—	$—

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$10,909	$10,909	$—	$—

	$10,909	$10,909	$—	$—

Liabilities:
Series B warrant(2)	$183	$—	$—	$183

	$183	$—	$—	$183

(1)
Money market funds are classified as cash equivalents in the Company's consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company's cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $29.0 million and $5.8 million of operating cash balances as of December 31, 2012 and December 31, 2011, respectively.

(2)
The Company used an option pricing model to determine the fair value of the Series B preferred stock warrant. Significant inputs included an estimate of the fair value of the Company's Series B preferred stock, the remaining contractual life of the warrant, a risk free

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  rate of interest, and an estimate of the Company's stock volatility using the volatilities of guideline peer companies.

  Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

        The following table presents the changes in the Company's Level 3 instruments measured at fair value on a recurring basis for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Series B Warrant
	2012	2011	2010
Beginning balance at January 1	$183	$105	$26
Unrealized loss included in earnings	834	78	79
Conversion of Series B warrant to common stock warrant	(1,017)	—	—

Ending balance at December 31	$—	$183	$105

  Concentration of Credit Risk

        Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company's cash and cash equivalent accounts exceed federally insured limits at times. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

        During the years ended December 31, 2012 and 2011, there were no customers that accounted for more than 10% of revenue or greater than 10% of outstanding receivables at year end.

  Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

        The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates. However, higher than expected bad debts may result in future write-offs that are greater than the Company's estimates.

        The Company also estimates an allowance for sales credits based on the Company's historical sales credits experience. Historically, actual sales credits have not significantly differed from the Company's estimates. However, higher than expected sales credits may result in future write-offs that are greater than the Company's estimates. The allowances for doubtful accounts and sales credits are included in accounts receivable, net in the consolidated balance sheets.

  Property and Equipment

        Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is provided over the estimated useful lives of the related assets using the straight-line method.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The estimated useful lives for significant property and equipment categories are as follows:

Office furniture and fixtures	7 years
Computer equipment	3 years
Purchased software	3 years
Internally developed software	3 years
Leasehold improvements	Lesser of remaining lease term or useful life

        Repairs and maintenance costs are charged to expense as incurred.

  Internally Developed Software

        The Company capitalizes certain internal and external software development costs, consisting primarily of direct labor associated with creating the internally developed software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (costs are capitalized) and the post-implementation/ operation stage (all costs expensed as incurred). The costs capitalized in the application development stage primarily include the costs of designing the application, coding and testing of the system. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived. Capitalized software development costs of $3.0 million and $2.1 million have been included in property and equipment in the consolidated balance sheets as of December 31, 2012 and 2011, respectively. Amortization expense for the related capitalized internally developed software for the years ended December 31, 2012, 2011, and 2010 totaled $723,000, $79,000, and $0, respectively, and is included in technology and development expense in the accompanying consolidated statements of operations.

  Goodwill

        As a result of the Company's acquisition of Condaptive, Inc. (see Note 3) in May 2011, the Company recorded goodwill. Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred in a business combination, over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests. The Company tests goodwill for impairment annually on October 1st or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit's carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.

        The Company has determined that it has a single, entity-wide reporting unit. Since becoming a public company, the Company uses market capitalization to determine the fair value of the Company's

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

entity-wide reporting unit. As a result of the Company's annual impairment testing as of October 1, 2012, goodwill was not considered impaired and as such, no impairment charges were recorded.

  Identifiable Intangible Assets

        The Company acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method.

        The estimated useful lives used in computing amortization are as follows:

Intellectual property	10 years
Developed technology	5 years

  Deferred Offering Costs

        Deferred offering costs of $2.0 million are included on the consolidated balance sheets as of December 31, 2011. Upon the closing of the initial public offering, these amounts were offset against the proceeds of the offering and included in stockholders' equity (deficit).

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2012 and 2011, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.

  Income Taxes

        Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Any excess tax benefit above amounts previously recorded for stock-based compensation expense is recorded in additional paid-in-capital in the consolidated balance sheets to the extent that cash taxes payable are reduced. The Company uses the with-and-without approach when determining when excess tax benefits have been realized.

        The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on the technical merits of the position, it is more likely than not that the position will be sustained upon examination by the taxing authorities.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company has a policy to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs totaled $76,000, $184,000, and $116,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Advertising costs are included within sales and marketing expenses on the consolidated statements of operations.

  Technology and Development

        Technology and development expense primarily consists of salaries and payroll-related costs for development employees, including stock-based compensation and bonuses. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to the Company's technology infrastructure, consulting, travel and other related overhead.

        Technology and development costs are expensed as incurred, except for certain costs relating to internally developed software, which are capitalized and amortized on a straight line basis over three years once the asset is placed in service.

  Foreign Operations and Currency Translation

        The consolidated financial statements include the results of the Company's wholly-owned subsidiaries whose books and records are maintained in a functional currency other than the U.S. Dollar. These results have been translated into U.S. Dollars with translation gains and losses included in other comprehensive loss in the accompanying consolidated financial statements.

  Stock-Based Compensation

        The Company accounts for share-based payment awards by measuring employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the awards' vesting period, adjusted for estimated forfeitures.

        The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company's common stock, the expected life, and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

  Basic and Dilutive Loss per Common Share

        The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company's redeemable convertible preferred stock (prior to the conversion to common stock) and the restricted common stock issued in the Condaptive acquisition (see Note 3) are entitled to participate in distributions,

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

when and if declared by the board of directors, that are made to common stockholders, and as a result are considered participating securities.

        Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2012, 2011, and 2010, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been antidilutive.

3. Acquisition

        On May 6, 2011, the Company completed the acquisition of 100% of the stock of Condaptive, Inc. ("Condaptive"). Condaptive is a technology and data company focused on mobile audience formation and development through the innovative analysis of data. The purpose of the acquisition was to augment the Company's audience formation technology as part of its core business. Consideration for the acquisition included the payment of $2.1 million in cash less cash acquired of $8,000 and the issuance of 24,329 shares of common stock, with a fair value of $75,000 as of the acquisition date.

        The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition (in thousands):

Cash	$8
Unbilled revenue	45
Deposits	3
Developed technology	1,292
Goodwill	1,348

Total assets acquired	2,696

Accounts payable	66
Deferred tax liability	487

Total liabilities assumed	553

Net assets acquired	$2,143

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisition (Continued)

        The developed technology intangible asset is being amortized over its estimated useful life of five years. Amortization expense was $266,000, $172,000, and $0 for the years ended December 31, 2012, 2011, and 2010, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. Goodwill recognized from the transaction results from expected synergies and the acquired workforce. The Company's consolidated financial statements include the operating results of Condaptive from the date of the acquisition. Pro forma results of operations for this acquisition have not been presented because the financial impact to the Company's consolidated results of operations is not material.

        In addition to the purchase price paid for Condaptive, the Company issued 1,448,080 shares of restricted common stock at a fair value of $4.5 million at the time of issuance to certain stockholders of Condaptive who became employees of the Company. The shares are subject to varying service requirements over a period of three years following the closing of the acquisition, contingent on their holders' continued service to the Company. The fair value of the shares of $4.5 million is being recognized as compensation expense on a straight-line basis over the requisite service period. For tax purposes, the entire amount has been treated as purchase price consideration for the acquired company.

        The Company recognized $65,000 of acquisition-related costs for the period ended December 31, 2011, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

4. Property and Equipment

        Property and equipment consisted of the following as of December 31 (in thousands):

	2012	2011
Office furniture and fixtures	$514	$227
Leasehold improvements	1,129	404
Internally developed software	2,980	2,068
Computer software	1,178	685
Computer equipment	4,030	1,387

	9,831	4,771
Less: accumulated depreciation and amortization	(2,981)	(1,083)

Property and equipment, net	$6,850	$3,688

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2012, 2011, and 2010 was $2.1 million, $580,000, and $223,000, respectively. Depreciation and amortization expense of internally developed software for the years ended December 31, 2012, 2011, and 2010 was $723,000, $79,000, and $0, respectively. The unamortized balance of internally developed software as of December 31, 2012 and 2011 was $2.2 million and $2.0 million, respectively.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows (in thousands):

Balance as of January 1, 2011	$—
Goodwill acquired	1,348

Balance as of December 31, 2011	1,348
Goodwill acquired	—

Balance as of December 31, 2012	$1,348

        Information regarding the Company's acquisition-related intangible assets is as follows (in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in years)
Intellectual property	$72	$20	$52	7.2
Developed technology	1,292	431	861	3.3

Total	$1,364	$451	$913	3.5

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in years)
Intellectual property	$72	$13	$59	8.2
Developed technology	1,292	172	1,120	4.3

Total	$1,364	$185	$1,179	4.5

        Amortization expense of acquisition-related intangible assets for the years ended December 31, 2012, 2011, and 2010 was $266,000, $179,000, and $6,000, respectively. As of December 31, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

2013	$266
2014	266
2015	266
2016	93
2017	7
Thereafter	15

$913

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies

  Operating Lease Commitments

        The Company leases office space under noncancelable operating lease agreements which may include renewal options. Future minimum lease payments under these operating leases consisted of the following as of December 31, 2012 (in thousands):

2013	$1,817
2014	1,746
2015	1,242
2016	905
2017	454
Thereafter	78

Total future minimum lease payments	$6,242

        Rent expense for the years ended December 31, 2012, 2011, and 2010 totaled $2.0 million, $927,000, and $537,000, respectively.

        Future minimum lease payments due under the noncancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported as a deferred rent liability within other long term liabilities in the accompanying consolidated balance sheets.

  Letter of Credit

        At December 31, 2012 and 2011, the Company had outstanding letters of credit for $230,000 and $36,000, respectively, related to its leased office space.

  Legal Contingencies

        During the normal course of our business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 30, 2012 and 2011, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company's experience, current information and applicable law, it does not believe it is reasonably possible that these proceedings and claims will have a material effect on its financial statements.

7. Long-Term Debt and Line of Credit

        In August 2011, the Company obtained a line of credit with Silicon Valley Bank (the "SVB Line") which allows for borrowings up to $15.0 million secured by substantially all of the assets of the Company. As part of the SVB Line, the Company has a maximum of $2.0 million in available letters of credit. Advances on the SVB Line bear interest at a floating per annum rate equal to the lender's most recent prime rate, with interest payable monthly. The Company paid and capitalized $57,000 of loan origination

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt and Line of Credit (Continued)

fees related to the SVB Line, which are being amortized on a straight-line basis through interest expense over the 24 month term of the line of credit. The SVB Line agreement requires the ratio of cash, cash equivalents and billed accounts receivable to current liabilities to remain above 1.25 to 1.00. As of December 31, 2012, the Company was in compliance with the required ratio. Additionally, the SVB Line contains an unused line fee totaling 0.25% per annum calculated on the average unused portion of the loan, payable monthly. The scheduled maturity of the SVB Line is August 11, 2013. As of December 31, 2012, the Company had not yet drawn on this line of credit.

8. Series B Warrant

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

        The fair value of the warrant was estimated to be $183,000 at December 31, 2011. On April 3, 2012, upon closing of the Company's IPO, the warrant converted from a warrant to purchase Series B preferred stock to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying consolidated statements of operations. The Company recorded other expense of $834,000, $78,000, and $79,000 for the years ended December 31, 2012 2011, and 2010, respectively, related to the fair value adjustment of the warrant.

        On September 24, 2012, the warrant to purchase common stock was exercised on a cashless basis, resulting in the issuance of 46,760 shares of the Company's common stock.

9. Stockholders' Equity and Redeemable Convertible Preferred Stock ("Series Preferred")

        The following table summarizes the issuances of Series Preferred stock:

Issue Date	Name	Price per Share	Number of Shares	Conversion Price per Share
July 2006	Series A-1	$0.21	6,341,465	$0.21
December 2006	Series A-2	$0.53	9,448,220	$0.53
November 2007	Series B	$1.18	12,686,855	$1.18
November 2009	Series C	$1.49	10,759,630	$1.49
December 2010	Series D	$3.26	8,442,833	$3.26

        Series A-1, Series A-2, Series B, Series C, and Series D are collectively referred to as the Series Preferred. Each of the prices per share above is referred to as the Original Issue Price, and excludes the cost of issuance.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity and Redeemable Convertible Preferred Stock ("Series Preferred") (Continued)

  Summary of Activity

        The following table presents a summary of activity for the Series Preferred issued and outstanding for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A-1	Series A-2	Series B	Series C	Series D	Total Amount
Balance, January 1, 2010	$1,640	$6,138	$17,354	$16,070	$—	$41,202
Issuance of Series D preferred stock, less offering costs of $41	—	—	—	—	27,460	27,460
Preferred stock dividends accreted for Series A-1 preferred stock	115	—	—	—	—	115
Preferred stock dividends accreted for Series A-2 preferred stock	—	430	—	—	—	430
Preferred stock dividends accreted for Series B preferred stock	—	—	1,216	—	—	1,216
Preferred stock dividends accreted for Series C preferred stock	—	—	—	1,130	—	1,130
Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	42	42
Accretion of issuance costs	2	3	6	16	—	27

Balance, December 31, 2010	$1,757	$6,571	$18,576	$17,216	$27,502	$71,622
Adjustment to offering costs associated with Series D issuance	—	—	—	—	(7)	(7)
Preferred stock dividends accreted for Series A-1 preferred stock	123	—	—	—	—	123
Preferred stock dividends accreted for Series A-2 preferred stock	—	460	—	—	—	460
Preferred stock dividends accreted for Series B preferred stock	—	—	1,301	—	—	1,301
Preferred stock dividends accreted for Series C preferred stock	—	—	—	1,209	—	1,209
Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	1,929	1,929
Accretion of issuance costs	—	2	5	16	8	31

Balance, December 31, 2011	$1,880	$7,033	$19,882	$18,441	$29,432	$76,668
Preferred stock dividends accreted for Series A-1 preferred stock	32	—	—	—	—	32
Preferred stock dividends accreted for Series A-2 preferred stock	—	120	—	—	—	120
Preferred stock dividends accreted for Series B preferred stock	—	—	343	—	—	343
Preferred stock dividends accreted for Series C preferred stock	—	—	—	319	—	319
Preferred stock dividends accreted for Series D preferred stock	—	—	—	—	513	513
Accretion of issuance costs	—	—	1	4	3	8
Conversion of preferred stock to common stock	(1,912)	(7,153)	(20,226)	(18,764)	(29,948)	(78,003)

Balance, December 31, 2012	$—	$—	$—	$—	$—	$—

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity and Redeemable Convertible Preferred Stock ("Series Preferred") (Continued)

        Upon closing of the Company's IPO, all outstanding shares of redeemable convertible preferred stock converted into an aggregate of 47,679,003 shares of common stock at the respective conversion prices set forth above. In addition, immediately following the closing of the IPO, the Company's certificate of incorporation was amended to authorize 5,000,000 shares of undesignated preferred stock and 250,000,000 shares of common stock. Both the common stock and undesignated preferred stock have a par value of $0.001 per share.

10. Stock-Based Compensation

  2006 Equity Incentive Plan

        The Company's Board of Directors adopted, and the holders of common stock approved, the 2006 Equity Incentive Plan (the "2006 Plan") in July 2006. The 2006 Plan was most recently amended by the Company's Board of Directors and approved by the holders of common stock in December 2010. The Company's 2006 Plan provides for the grant of incentive stock options to the Company's employees and affiliates' employees, and for the grant of nonstatutory stock options, stock bonuses and restricted stock awards to the Company's employees, directors and consultants.

        As of December 31, 2012, options to purchase 5,052,271 shares of the Company's common stock were outstanding under the 2006 Plan at a weighted average exercise price of $1.43 per share. Effective upon the Company's initial public offering, no further stock awards could be granted under the Company's 2006 Plan, but all outstanding stock awards will continue to be governed by their existing terms.

  2012 Equity Incentive Plan

        In March 2012, the Company's Board of Directors and the holders of common stock approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective on March 28, 2012 upon the pricing of the Company's initial public offering. The 2012 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the "Code") to the Company's employees and parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit ("RSU") awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, including officers, consultants and directors. The 2012 Plan also provides for the grant of performance cash awards to employees, consultants and directors.

        Authorized Shares.    The maximum number of shares of the Company's common stock that may be issued under the 2012 Plan was initially 3,250,000 shares. As of December 31, 2012, the Company had granted options to purchase an aggregate of 561,250 shares of common stock and RSU awards covering 485,465 shares under the 2012 Plan. Stock options to purchase 13,500 shares previously granted had been forfeited, and 2,216,785 shares remained available for future grant as of December 31, 2012. The number of shares of the Company's common stock reserved for issuance under the 2012 Plan will increase on January 1 of each year, for a period of ten years, from January 1, 2013 continuing through January 1, 2022, by the lesser of 3.8% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors prior to December 31 of the year immediately preceding the increase. Accordingly, on January 1, 2013 the number of shares of the Company's common stock reserved for issuance under the 2012 Plan increased by 3,008,951 shares.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        Shares issued under the 2012 Plan may be authorized but unissued or reacquired shares of the Company's common stock. Shares subject to stock awards granted under the 2012 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2012 Plan. Additionally, shares issued pursuant to stock awards under the 2012 Plan that the Company repurchases or that are forfeited, as well as shares reacquired by the Company as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2012 Plan.

        Stock compensation expense recognized by the Company is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock option awards	$2,377	$859	$412
Restricted stock awards	3,655	973	—
Restricted stock unit awards	1,442	—	—

Total recognized stock-based compensation expense	$7,474	$1,832	$412

  Stock Option Awards

        The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31:

	2012	2011	2010
Risk-free interest rate	0.8% - 1.3%	1.1% - 2.4%	1.3% - 2.7%
Expected life	5.7 - 6.1 years	5.5 - 6.1 years	5 - 6.1 years
Expected volatility	53% - 55%	44% - 54%	46% - 47%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$6.01	$1.46	$0.33

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The following is a summary of option activity for the year ended December 31, 2012:

	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 1, 2012	7,650,498	$1.11
Granted	667,500	11.77
Exercised	(2,624,138)	0.64
Forfeited	(79,246)	4.79
Expired	(14,593)	0.27

Options outstanding at December 31, 2012	5,600,021	$2.55	6.93	$53,401

Options vested and exercisable at December 31, 2012	3,538,390	$0.91	6.01	39,208

Options vested and expected to vest at December 31, 2012	5,558,060	$2.51	6.92	53,221

        The total compensation cost related to nonvested awards not yet recognized as of December 31, 2012 totaled $5.3 million and will be recognized over a weighted-average period of approximately 3.0 years.

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2012, 2011, and 2010 was $36.9 million, $1.7 million, and $991,000, respectively. The total fair value of shares which vested during the years ended December 31, 2012, 2011, and 2010 was $2.4 million, $471,000, and $323,000, respectively.

        The following table summarizes by grant date the number of shares of common stock subject to stock options granted from January 1, 2012 through December 31, 2012, as well as the associated per share exercise price and the estimated fair value per share of the Company's common stock on the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share	Estimated Fair Value per Share
January 24, 2012	106,250	$6.00	$6.00
March 28, 2012	142,250	13.00	13.00
July 9, 2012	109,600	12.85	12.85
September 11, 2012	214,400	12.24	12.24
November 7, 2012	52,500	15.41	15.41
December 24, 2012	42,500	12.48	12.48

        Prior to the IPO, the Company determined for financial reporting purposes the estimated per share fair value of its common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held Company Equity Securities Issued as Compensation," also known as the Practice Aid. In conducting the contemporaneous valuations, the Company considered all objective and subjective factors that it believed to be relevant for each valuation conducted, including management's best

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

estimate of the Company's business condition, prospects and operating performance at each valuation date.

Restricted Common Stock

        In connection with the acquisition of Condaptive on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2013 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder's employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at the lower of $0.001 or the share's then fair market value. As of December 31, 2012, a total of 1,029,598 shares had been released from restriction.

        Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At December 31, 2012, unrecognized compensation expense relating to the restricted stock awards was $1.5 million and the aggregate intrinsic value of the unvested restricted stock was $5.2 million. The unrecognized compensation expense will be amortized for the remaining vesting period of two years based on the vesting schedules of the awards.

Restricted Stock Units (RSUs)

        In connection with the Company's IPO, the Company granted 17,307 RSUs under the 2012 Plan, all of which vested in October 2012. In September 2012, the Company granted an additional 468,158 RSUs under the 2012 Plan, which RSUs are scheduled to vest in quarterly installments over a four-year period ending in August 2016.

        The following is a summary of RSU activity for the year ended December 31, 2012:

	Number	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2012	—	$—
Granted	485,465	12.69
Vested	(40,916)	12.56
Forfeited	—	—

RSUs outstanding at December 31, 2012	444,549	12.71

        At December 31, 2012, unrecognized compensation expense related to the RSUs was $4.7 million. The unrecognized compensation expense will be amortized on a straight-line basis through August 2016.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of loss before income tax for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Domestic	$(5,276)	$(677)	$(6,427)
Foreign	(84)	(96)	(672)

Total loss before income tax	$(5,360)	$(773)	$(7,099)

        The components of income tax (expense) benefit for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Federal	$—	$439	$—
State and local	(6)	57	(22)
Foreign	(53)	(10)	—

Total income tax (expense) benefit	$(59)	$486	$(22)

        Total income tax (expense) benefit for the years ended December 31 is allocated as follows (in thousands):

	2012	2011	2010
Current	$(59)	$5	$(22)
Deferred	—	481	—

Total income tax (expense) benefit	$(59)	$486	$(22)

        A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	2012	2011	2010
U.S. statutory Federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Expenses not deductible for tax purposes	(9.8)	(25.1)	(0.7)
State income taxes, net of federal benefit	(2.9)	(2.8)	5.7
Stock compensation	(28.1)	(66.5)	—
Changes in valuation allowance for deferred income taxes	5.1	128.2	(40.2)
Other	0.6	(4.9)	0.9

Effective tax rate	(1.1)%	62.9%	(0.3)%

        Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2012, the Company had $51.3 million of federal net operating loss carryforwards, which expire at various dates through 2033. The gross amount of the state net operating loss carryforwards

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. As of December 31, 2012, the Company had gross foreign net operating loss carryforwards of $142,000 that do not expire.

        At December 31, 2012, the Company had $27.6 million in excess tax benefits related to stock-based compensation deductions, the benefit of which will be recorded to additional paid-in-capital once the benefit is realized through a reduction of income taxes payable. The Company uses the with-and-without approach when determining when excess tax benefits have been realized.

        In general, businesses with U.S. net operating losses ("NOLs") are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limit on the amount of NOLs available to offset taxable income. The Company performed an analysis of its ownership changes pursuant to the rules prescribed under U.S. tax law and determined that it experienced one such ownership change since its inception. Based on this analysis, the Company does not believe that its NOLs and other tax attributes are limited under Section 382 of the Code. The realizability of the Company's U.S. NOL deferred tax assets is dependent on future sources of taxable income within the NOL carryforward period.

        The following summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Deferred tax assets:
U.S. net operating loss carryforwards	$8,666	$10,150
Foreign net operating loss carryforwards	26	10
Reserves and accrued expenses	1,077	542
Depreciation and amortization	43	5
Stock compensation	886	308
Other deferred tax assets	278	146

Gross deferred tax assets	10,976	11,161
Deferred tax liabilities:
Depreciation and amortization	(339)	(445)
Internally developed software	(802)	(750)
Prepaid expenses	(515)	(395)
Other deferred tax liabilities	(22)	—

Gross deferred tax liabilities	(1,678)	(1,590)

Valuation allowance	(9,304)	(9,577)

Net deferred tax liabilities, net of allowance	$(6)	$(6)

        Based upon the Company's historical operating performance and the reported cumulative net losses to date, the Company presently does not have sufficient objective evidence to support the recovery of its net deferred tax assets. Accordingly, the Company has established a valuation allowance against its net deferred tax assets for financial reporting purposes because it is not more likely than not that these deferred tax assets will be realized.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The Company had not recorded any amounts at December 31, 2012 and 2011 related to uncertain tax positions or tax contingencies. The Company files tax returns in the U.S. federal jurisdiction, as well as various U.S. state jurisdictions and certain international jurisdictions, where the Company has established subsidiaries. The tax years 2009 to 2012 remain open to examination by the taxing authorities. Though the statute for years prior to 2009 is closed for assessment of tax, the taxing authority has the ability to make adjustments to such tax years upon examination to determine the appropriate amount of net operating loss carryover to the open statute years.

12. Net Loss Per Common Share

        Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss and net loss attributable to common stockholders. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Redeemable convertible preferred stock:
Series A-1	—	6,341,465	6,341,465
Series A-2	—	9,448,220	9,448,220
Series B	—	12,686,855	12,686,855
Series C	—	10,759,630	10,759,630
Series D	—	8,442,833	8,442,833
Restricted common stock	418,482	1,448,080	—
Warrant to purchase Series B preferred stock	—	50,750	50,750
Stock options	5,600,021	7,650,498	6,495,430
RSUs	444,549	—	—

  Net Loss Per Share (in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Numerator (in thousands):
Net loss	$(5,430)	$(287)	$(7,121)
Accretion of dividends on redeemable preferred stock	(1,328)	(5,022)	(2,933)

Numerator for basic and diluted loss per share	$(6,758)	$(5,309)	$(10,054)

Denominator:
Weighted average common shares outstanding for basic and diluted loss per share	60,951	16,363	17,966

Basic and diluted loss per share	$(0.11)	$(0.32)	$(0.56)

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Segment and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has concluded that its operations constitute one operating and reportable segment.

        Substantially all assets were held in the United States for the years ended December 31, 2012, 2011, and 2010. The following table summarizes revenue generated through sales personnel employed by the Company's U.S. and non-U.S. subsidiaries (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Domestic	$151,443	$93,357	$46,322
International	26,224	10,321	1,506

Total	$177,667	$103,678	$47,828

14. Employee Benefit Plan

        The Company has a defined contribution retirement plan (the "Plan") available to all United States full-time employees under Section 401(k) of the U.S. Internal Revenue Code. Employees may elect to defer a percentage of their annual compensation up to amounts prescribed by law. The Company has not made matching contributions to the Plan for the years ended December 31, 2012, 2011, and 2010.

15. Related Parties

        During the year ended December 31, 2011, the Company purchased 300,761 shares of common stock for $980,000 from one of the Company's executives. Of the total consideration of $980,000, the Company recorded a reduction to common stock based on the par value of the shares repurchased and additional paid-in capital of $0 and $827,000, respectively, which represented the Company's estimate of the fair value of the Company's common stock on the date of repurchase. The shares purchased were cancelled and retired. The price paid in excess of fair value of the shares of $153,000 was recognized as compensation expense to the employee and is included in general and administrative expense in the Company's consolidated statement of operations.

        During the year ended December 31, 2010, the Company repurchased 2,001,829 shares of common stock for $6.5 million from two other Company executives. Of the total consideration of $6.5 million, the Company recorded a reduction to common stock based on the par value of the shares repurchased and additional paid-in capital of $2,000 and $5.5 million, respectively, which represented the Company's estimate of the fair value of the Company's common stock on the date of repurchase. The shares purchased were cancelled and retired. The remaining price paid in excess of fair value of the shares of $1.0 million was recorded as compensation expense to the employees and is included in general and administrative expense in the Company's consolidated statement of operations.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (unaudited) (in thousands, except per share data)

        The following table sets forth certain unaudited quarterly financial data for 2012 and 2011. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Revenue	$32,930	$39,411	$47,366	$57,960
Gross profit	13,014	15,650	19,361	23,903
(Loss) income from operations	(2,991)	(2,339)	(1,719)	2,587
Net (loss) income	(3,973)	(2,238)	(1,769)	2,550
Net (loss) income per share:
Basic and diluted	$(0.32)	$(0.03)	$(0.02)	$0.03

	Three Months Ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Revenue	$21,493	$22,447	$25,189	$34,549
Gross profit	7,924	8,772	9,896	13,491
(Loss) income from operations	(23)	(618)	(207)	174
Net (loss) income	(23)	(152)	(242)	130
Net (loss) income per share:
Basic and diluted	$(0.08)	$(0.09)	$(0.09)	$(0.07)

17. Subsequent Event

        In February 2013, the Company signed a definitive agreement to acquire Metaresolver Inc., which utilizes a mobile media buying and targeting platform to deliver programmatic buying for advertisers. The closing of the transaction is subject to standard closing conditions set forth in the agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2013 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2013 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2013 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2013 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2013 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

Item 15.    Exhibits and Financial Statement Schedules.

  (a) Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen stock certificate evidencing shares of Common Stock.
10.1(4)	Loan and Security Agreement, dated as of August 11, 2011, by and between the Registrant and Silicon Valley Bank.
10.2(5)	Third Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, by and among the Registrant and certain of its stockholders.
10.3.1(6)	Office Lease, dated as of July 11, 2008, by and between the Registrant and The Can Company LLC (the "2008 Can Company Lease Agreement"), including First Addendum, dated as of December 12, 2011.
10.3.2	Second Addendum to the 2008 Can Company Lease Agreement, dated as of January 30, 2012.
10.3.3	Third Addendum to the 2008 Can Company Lease Agreement, dated as of May 18, 2012.
10.3.4	Fourth Addendum to the 2008 Can Company Lease Agreement, dated as of May 25, 2012.
10.3.5	Fifth Addendum to the 2008 Can Company Lease Agreement, dated as of December 28, 2012.
10.4(7)	Sublease, dated as of February 4, 2011, by and between the Registrant and TravelClick, Inc., including First Addendum, dated as of March 1, 2011.
10.5(8)	Sublease, dated as of September 27, 2010, by and between the Registrant and Can Company Tenant LLC.
10.6(9)+	2006 Equity Incentive Plan, as amended to date.
10.7(10)+	Form of Stock Option Agreement under 2006 Equity Incentive Plan.
10.8(11)+	2012 Equity Incentive Plan.
10.9(12)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.
10.10(13)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.
10.11(14)+	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
10.12(15)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul Palmieri.
10.13(16)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael Avon.
10.14(17)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Stephen Root.
10.15(18)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Chris Brandenburg.
10.16(19)+	2012 Bonus Plan for executive officers.
10.17+	Key Employment Agreement, dated as of September 11, 2012, by and between the Registrant and Mary Spilman.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page hereto).

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a- 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+
Indicates management contract or compensatory plan.

#
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

(1)
Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(4)
Previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(5)
Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(6)
Previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(7)
Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(8)
Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(9)
Previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(10)
Previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(11)
Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-180540) filed with the Securities and Exchange Commission on April 3, 2012 and incorporated herein by reference.

(12)
Previously filed as Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.12 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(15)
Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.17 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

        (b)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits:
Year ended December 31, 2012	$1,216	$1,887	$(430)	$2,673
Year ended December 31, 2011	1,034	354	(172)	1,216
Year ended December 31, 2010	209	1,084	(259)	1,034

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIAL MEDIA, INC.
By:	/s/ PAUL J. PALMIERI Paul J. Palmieri President and Chief Executive Officer

Date: February 20, 2013

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Avon and Ho S. Shin, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Millennial Media, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL J. PALMIERI Paul J. Palmieri	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2013
/s/ MICHAEL B. AVON Michael B. Avon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2013
/s/ ANDREW JEANNERET Andrew Jeanneret	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2013
/s/ ROBERT P. GOODMAN Robert P. Goodman	Director	February 20, 2013
/s/ ARUN GUPTA Arun Gupta	Director	February 20, 2013
/s/ PATRICK J. KERINS Patrick J. Kerins	Director	February 20, 2013
/s/ ALAN MACINTOSH Alan MacIntosh	Director	February 20, 2013
/s/ JOHN D. MARKLEY, JR. John D. Markley, Jr.	Director	February 20, 2013
/s/ WENDA HARRIS MILLARD Wenda Harris Millard	Director	February 20, 2013
/s/ JAMES A. THOLEN James A. Tholen	Director	February 20, 2013
/s/ GEORGE ZACHARY George Zachary	Director	February 20, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Specimen stock certificate evidencing shares of Common Stock.
10.1(4)	Loan and Security Agreement, dated as of August 11, 2011, by and between the Registrant and Silicon Valley Bank.
10.2(5)	Third Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, by and among the Registrant and certain of its stockholders.
10.3.1(6)	Office Lease, dated as of July 11, 2008, by and between the Registrant and The Can Company LLC (the "2008 Can Company Lease Agreement"), including First Addendum, dated as of December 12, 2011.
10.3.2	Second Addendum to the 2008 Can Company Lease Agreement, dated as of January 30, 2012.
10.3.3	Third Addendum to the 2008 Can Company Lease Agreement, dated as of May 18, 2012.
10.3.4	Fourth Addendum to the 2008 Can Company Lease Agreement, dated as of May 25, 2012.
10.3.5	Fifth Addendum to the 2008 Can Company Lease Agreement, dated as of December 28, 2012.
10.4(7)	Sublease, dated as of February 4, 2011, by and between the Registrant and TravelClick, Inc., including First Addendum, dated as of March 1, 2011.
10.5(8)	Sublease, dated as of September 27, 2010, by and between the Registrant and Can Company Tenant LLC.
10.6(9)+	2006 Equity Incentive Plan, as amended to date.
10.7(10)+	Form of Stock Option Agreement under 2006 Equity Incentive Plan.
10.8(11)+	2012 Equity Incentive Plan.
10.9(12)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.
10.10(13)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.
10.11(14)+	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
10.12(15)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul Palmieri.
10.13(16)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael Avon.
10.14(17)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Stephen Root.
10.15(18)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Chris Brandenburg.
10.16(19)+	2012 Bonus Plan for executive officers.
10.17+	Key Employment Agreement, dated as of September 11, 2012, by and between the Registrant and Mary Spilman.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (contained on signature page hereto).

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a- 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+
Indicates management contract or compensatory plan.

#
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

(1)
Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(4)
Previously filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(5)
Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(6)
Previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(7)
Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(8)
Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(9)
Previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(10)
Previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(11)
Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-180540) filed with the Securities and Exchange Commission on April 3, 2012 and incorporated herein by reference.

(12)
Previously filed as Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.12 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(15)
Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.17 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.