Form 10-Q
period 2013-03-31
Millennial Media Inc.
filed 2013-05-09
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2013 was 79,537,132.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,496	$137,439
Accounts receivable, net of allowances of $3,078 and $2,673 as of March 31, 2013 and December 31, 2012, respectively	53,981	59,179
Prepaid expenses and other current assets	1,675	1,966
Total current assets	189,152	198,584

Long-term assets:
Property and equipment, net	7,808	6,850
Goodwill	1,348	1,348
Intangible assets, net	847	913
Other assets	687	754
Total long-term assets	10,690	9,865
Total assets	$199,842	$208,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,415	$3,788
Accrued cost of revenue	29,537	34,430
Accrued payroll and payroll related expenses	3,753	6,038
Deferred revenue	267	169
Total current liabilities	37,972	44,425

Other long-term liabilities	277	243
Total liabilities	38,249	44,668

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 79,460,901 and 79,182,913 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	79	79
Additional paid-in capital	215,421	213,823
Accumulated other comprehensive loss	(111)	(78)
Accumulated deficit	(53,796)	(50,043)
Total stockholders’ equity	161,593	163,781
Total liabilities and stockholders’ equity	$199,842	$208,449

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenue	$49,438	$32,930
Cost of revenue	28,874	19,916
Gross profit	20,564	13,014
Operating expenses:
Sales and marketing	8,141	4,646
Technology and development	4,193	2,649
General and administrative	11,956	8,710
Total operating expenses	24,290	16,005
Loss from operations	(3,726)	(2,991)
Interest and other expense:
Interest expense, net	(11)	(20)
Other expense	—	(957)
Total interest and other expense	(11)	(977)
Loss before income taxes	(3,737)	(3,968)
Income tax expense	(16)	(5)
Net loss	(3,753)	(3,973)
Accretion of dividends on redeemable convertible preferred stock	—	(1,328)
Net loss attributable to common stockholders	$(3,753)	$(5,301)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	78,917	16,683

Stock-based compensation expense included above:
Sales and marketing	$219	$46
Technology and development	855	384
General and administrative	583	654

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(3,753)	$(3,973)
Other comprehensive loss:
Foreign currency translation adjustments	(33)	(2)
Total comprehensive loss	$(3,786)	$(3,975)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2012	79,182,913	$79	$213,823	$(78)	$(50,043)	$163,781
Issuance of common stock in connection with exercise of stock options	216,034	—	202	—	—	202
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	61,954	—	(261)	—	—	(261)
Stock-based compensation expense	—	—	1,657	—	—	1,657
Net loss	—	—	—	—	(3,753)	(3,753)
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Balance, March 31, 2013	79,460,901	$79	$215,421	$(111)	$(53,796)	$161,593

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,753)	$(3,973)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	1,657	1,084
Non-cash change in fair value of Series B warrant prior to conversion	—	957
Bad debt expense	489	311
Depreciation and amortization	941	440
Amortization of deferred financing fees	7	7
Changes in assets and liabilities:
Accounts receivable	4,709	(1,808)
Prepaid expenses and other current assets	276	(143)
Other assets	46	(205)
Accounts payable and accrued expenses	643	(557)
Accrued cost of revenue	(4,893)	(884)
Accrued payroll and payroll related expenses	(2,233)	(1,843)
Other long-term liabilities	35	7
Deferred revenue	98	(86)
Net cash and cash equivalents used in operating activities	(1,978)	(6,693)

Cash flows from investing activities
Purchases of property and equipment	(1,840)	(588)
Net cash and cash equivalents used in investing activities	(1,840)	(588)

Cash flows from financing activities
Payment of deferred offering costs	—	(345)
Proceeds from exercises of stock options	202	52
Withholdings for vesting of restricted stock units	(261)	—
Net cash and cash equivalents used in financing activities	(59)	(293)
Effect of exchange rates on cash and cash equivalents	(66)	5
Net decrease in cash and cash equivalents	(3,943)	(7,569)

Cash and cash equivalents, beginning of the period	137,439	16,707
Cash and cash equivalents, end of the period	$133,496	$9,138

Supplemental disclosure of noncash investing and financing activities
Accretion of dividends on redeemable convertible preferred stock	$—	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$—	$6

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue based on the activity of mobile users viewing advertisements through developer applications and mobile websites. Revenues are recognized when the related advertising services are delivered based on the specific terms of the advertising contract, and are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements. The Company recognizes revenue based on these terms because the services have been provided, the fees the Company charges are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

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

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of March 31, 2013 and December 31, 2012, there was $267,000 and $169,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

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

During the three months ended March 31, 2013 and 2012, no customer accounted for greater than 10% of revenue.

As of March 31, 2013 and December 31, 2012, no customer accounted for greater than 10% of accounts receivable.

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

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

The Company also estimates an allowance for sales credits based on the Company’s historical sales credits experience. Historically, actual sales credits have not significantly differed from the Company’s estimates. However, higher than expected sales credits may result in future write-offs that are greater than the Company’s estimates. The allowances for doubtful accounts and sales credits are included in accounts receivable, net in the accompanying unaudited consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based payment awards by measuring employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date.  The Company recognizes stock-based compensation expense on a straight-line basis over the award’s vesting period, adjusted for estimated forfeitures.

The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The use of the option valuation model requires the input of assumptions, including the fair value of the Company’s common

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

stock, the expected life, and the expected stock price volatility based on peer companies.  Stock options are granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant.  Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Options generally vest ratably over a four-year period, except those options granted to non-employees, portions of which may vest immediately or ratably over the period of service. Options expire ten years from the date of grant.

Preferred Stock Warrant Liability

The Company was a party to a derivative financial instrument in which it issued a warrant to purchase redeemable convertible preferred stock, allowing the holder to purchase 50,750 shares of such preferred stock. Prior to the Company’s initial public offering (the “IPO”) in 2012, the warrant was classified as a liability in the Company’s unaudited consolidated balance sheets and adjusted to fair value due to the fact that it was exercisable for a redeemable security.

As of March 31, 2012, all changes in the fair value of the warrant were recorded in other expense in the accompanying unaudited consolidated statement of operations. The Company recorded expense of $957,000 for the three months ended March 31, 2012 related to the fair value adjustment of the warrant. On April 3, 2012, upon closing of the Company’s IPO, the warrant converted to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital.

3.                                      Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance at March 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$83,424	$83,424	$—	$—
	$83,424	$83,424	$—	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$108,419	$108,419	$—	$—
	$108,419	$108,419	$—	$—

(1)         Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $50.1 million and $29.0 million of operating cash balances as of March 31, 2013 and December 31, 2012, respectively.

4.              Stock-Based Compensation

There were options outstanding to purchase an aggregate of 4,818,736 shares of common stock as of March 31, 2013 under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved an additional 6,258,951 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of March 31, 2013, options to purchase 1,057,750 shares of common stock and 382,004 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. Upon adoption of the 2012 Plan, no additional awards under the 2006 Equity Incentive Plan are available to be issued. As of March 31, 2013, 4,819,197 shares are available for future grant under the 2012 Plan.

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

Stock compensation expense recognized by the Company for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock option awards	$490	$713
Restricted stock awards	803	371
Restricted stock unit awards	364	—
Total recognized stock-based compensation expense	$1,657	$1,084

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Risk-free interest rate	1.0% - 1.1%	1.1% - 1.3%
Expected life	6.0 years	5.7 — 6.1 years
Expected volatility	55%	53% - 54%
Dividend yield	0%	0%
Weighted-average grant date fair value	$4.74	$5.06

The following table summarizes by grant date the stock options granted from January 1, 2013 through March 31, 2013, as well as the associated per share exercise price, which was equal to the fair value of the Company’s common stock at the grant date.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share

January 31, 2013	19,000	$11.54
February 26, 2013	510,500	9.11

The following is a summary of option activity for the three months ended March 31, 2013:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2013	5,600,021	$2.55
Granted	529,500	9.20
Exercised	(216,034)	0.93
Forfeited	(37,001)	7.29
Options outstanding at March 31, 2013	5,876,486	$3.18	6.99	$19,205

Options exercisable at March 31, 2013	3,627,772	$1.12	5.92	19,205
Options vested and expected to vest at March 31, 2013	5,834,444	$3.14	6.98	23,546

The total compensation cost related to unvested awards not yet recognized as of March 31, 2013 totaled $6.7 million and will be recognized over a weighted-average period of approximately 3.2 years.

The aggregate intrinsic value of all options exercised during the three-month periods ended March 31, 2013 and 2012 was $2.0 million and $856,000, respectively. The total fair value of shares which vested during the three-month periods ended March 31, 2013 and 2012 was $606,000 and $420,000, respectively.

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

Restricted Common Stock

In connection with the acquisition of Condaptive, Inc. on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2013 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at the lower of $0.001 or the share’s then fair market value. As of March 31, 2013, a total of 1,094,701 shares had been released from restriction.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At March 31, 2013, unrecognized compensation expense relating to the restricted stock awards was $734,000 and the aggregate intrinsic value of the unvested restricted stock was $2.2 million. The unrecognized compensation expense will be amortized for the remaining vesting period based on the vesting schedules of the awards.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the three months ended March 31, 2013:

	Number	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2013	444,549	$12.71
Granted	20,000	11.54
Vested	(82,545)	13.48
Forfeited	—	—
RSUs outstanding at March 31, 2013	382,004	$12.48

At March 31, 2013, unrecognized compensation expense related to the RSUs was $4.5 million. The unrecognized compensation expense will be amortized on a straight-line basis through August 2016.

5.              Net Loss Per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net loss per share attributable to common stockholders because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. The restricted common stock issued in the Condaptive, Inc. acquisition (see Note 4) is entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, RSUs and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three-month periods ended March 31, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Redeemable convertible preferred stock:
Series A-1	—	6,341,465
Series A-2	—	9,448,220
Series B	—	12,686,855
Series C	—	10,759,630
Series D	—	8,442,833
Unvested restricted common stock	353,379	1,448,080
Warrant to purchase Series B preferred stock	—	50,750
Stock options	5,876,486	7,725,919
RSUs	382,004	—

6.              Segment and Geographic Information

The Company has concluded that its operations constitute one operating and reportable segment.  Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Substantially all assets were held in the United States at March 31, 2013 and December 31, 2012. The following table summarizes revenues derived from the sales activity of U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Domestic	$40,318	$28,941
International	9,120	3,989
Total	$49,438	$32,930

7.              Subsequent Events

On April 1, 2013, the Company completed the acquisition of all of the outstanding stock of Metaresolver, Inc. (“Metaresolver”). Metaresolver is a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize their buy and deliver more relevant promotions. Consideration for the acquisition was $13.8 million which includes $2.0 million of potential deferred cash payments to certain of the Metaresolver founders (“Founders”). The deferred cash payments are subject to varying service requirements over a two-year period following the closing of the acquisition, are contingent on the Founders’ continued service with the Company and will be recognized as compensation expense on a straight-line basis over the requisite service period. For tax purposes, the $2.0 million was treated as purchase price consideration for the acquired company.

The Metaresolver acquisition will be accounted for using the acquisition method of accounting. The unaudited consolidated financial statements of the Company as of and for the three months ended March 31, 2013 do not include the financial position and results of operations of Metaresolver. The unaudited pro forma information provided below is the Company’s consolidated financial information assuming the acquisition had taken place on January 1, 2012. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies except that pro forma results do not include amortization of any identifiable intangible assets.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue	$49,630	$32,930
Net loss attributable to common stockholders	(4,296)	(5,675)

The Company recognized approximately $361,000 of acquisition-related costs for the period ended March 31, 2013, which are included in general and administrative expenses on the accompanying consolidated statements of operations.

As part of the Company’s preliminary purchase accounting, all of the excess cost to acquire the net assets of Metaresolver has initially been recorded within goodwill. The Company is currently in the process of determining the fair value of any identified intangible assets acquired as part of the acquisition. The following table summarizes a preliminary valuation of the assets and liabilities acquired at the date of acquisition (in thousands):

Millennial Media, Inc.

Notes to the Unaudited Consolidated Financial Statements (continued)

Cash	$110
Accounts receivable, net	150
Prepaid expenses and other current assets	34
Goodwill	11,824
Property and equipment, net	46
Total assets acquired	12,164
Accounts payable	223
Other current liabilities	156
Total liabilities assumed	379
Net assets acquired	$11,785

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012 appearing in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 42,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 7,500 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple iOS, Android, Windows Phone and Blackberry.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages and per share amounts)
Revenue	$49,438	$32,930
Gross margin	41.6%	39.5%
Net loss	$(3,753)	$(3,973)
Adjusted EBITDA	$(767)	$(2,424)
Non-GAAP net loss per share	$(0.01)	$(0.15)

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers.

Adjusted EBITDA represents our earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. We do not consider the inclusion of these costs to be indicative of our core operating performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Non-GAAP net loss per share attributable to common stockholders is calculated as adjusted EBITDA divided by the weighted average number of shares outstanding during the period.

Adjusted EBITDA and non-GAAP net loss per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

These non-GAAP measures have limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA and non-GAAP net loss per share do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA and non-GAAP net loss per share do not reflect changes in, or cash requirements for, our working capital needs;

•                  adjusted EBITDA and non-GAAP net loss per share do not reflect the potentially dilutive impact of equity-based compensation;

•                  adjusted EBITDA and non-GAAP net loss per share do not reflect tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA and non-GAAP net loss per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net loss	$(3,753)	$(3,973)
Adjustments:
Interest expense, net	11	20
Income tax expense	16	5
Depreciation and amortization expense	941	440
Stock-based compensation expense	1,657	1,084
Acquisition-related expense	361	—
Total net adjustments	2,986	1,549
Adjusted EBITDA	$(767)	$(2,424)

The following table presents a reconciliation of GAAP net loss per share attributable to common stockholders to non-GAAP net loss per share for each of the periods indicated:

	Three Months Ended
	March 31,
	2013	2012

Net loss per share attributable to common stockholders	$(0.05)	$(0.32)
Adjustments:
Accretion of dividends on redeemable convertible preferred stock	—	0.08
Interest expense, net	0.00	0.00
Income tax expense	0.00	0.00
Depreciation and amortization expense	0.01	0.03
Stock-based compensation expense	0.02	0.06
Acquisition-related expense	0.01	—
Total net adjustments	0.04	0.17
Non-GAAP net loss per share	$(0.01)	$(0.15)

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

We classify our advertiser clients as “brand” advertisers or “performance” advertisers, depending on the intent of the advertiser.  We believe this classification is typical in the advertising and media industries.  The goal of a brand advertiser, such as a large automobile manufacturer, is primarily to promote recognition and awareness of its brand among potential consumers and to induce those consumers to purchase a product or service over time.  On the other hand, a performance advertiser, such as a social gaming company, typically seeks to cause a specific action by the viewer of the ad, such as clicking on the ad to be taken to a mobile website, downloading an app on the viewer’s mobile device or registering the viewer’s email address in order to receive further communications from the provider of a product or service.

Brand advertisers have generally represented about 60% of our annual revenues, with performance advertisers generating the remainder.  We have not experienced meaningful trends in the mix of our annual revenue between these types of advertisers; however, the composition of revenue from brand and performance advertisers on our platform often changes throughout the year. For example, we typically see a larger proportion of our revenue derived from brand advertisers in the second and fourth quarters, reflecting what we believe to be traditional seasonality in the advertising industry due to increased consumer spending going into the summer and winter holiday seasons.  We tend to see the lowest percentage of brand advertising and the highest percentage of performance advertising in the first quarter of the year.  Following these seasonal trends, brand advertising typically represents between one-half and two-thirds of our revenue in any particular quarter.  In addition, based on our historical experience, a higher percentage of our international revenue is derived from performance advertisers than is the percentage for domestic revenues, although there is a wide variation from country to country, even within a global region, of the mix between performance and brand advertising in any particular quarter.

Most of our brand advertiser clients, whether based in the U.S. or internationally, pay us on a CPM basis, as their primary goal is to maximize the number of ad impressions being viewed, although some brand advertisers may use CPC pricing terms from time to time.  On the other hand, U.S. and international performance advertisers generally pay us on a CPC or CPA basis, in which case we are only paid when a viewer takes the specified action, such as clicking on the ad or downloading an app.

When we discuss existing advertising clients for any period, we are referring to advertising clients who had, as of the beginning of the period being discussed, previously advertised on our platform at any time. If an existing client advertises a new brand on our platform, or a subsidiary of an existing client begins advertising on our platform, we also categorize those as existing clients.

Cost of Revenue

Cost of revenue consists primarily of the payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically determined in advance either as a percentage of the advertising revenue we earn from mobile ads placed on the developer’s app or as a fixed fee for the ad space. We recognize cost of revenue on a developer-by-developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue. The use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We grew to 379 employees at March 31, 2013 from 222 employees at December 31, 2011, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of stock options in the applicable operating expense category based on the respective equity award recipient’s function.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser-focused sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, travel and other related overhead. The number of employees in sales and marketing functions grew to 130 at March 31, 2013 from 69 at December 31, 2011, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

Technology and development expense. Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. The number of employees in technology and development functions grew to 79 at March 31, 2013 from 44 at December 31, 2011. We intend to continue to invest in our technology and development efforts, by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

General and administrative expense. General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. The number of employees in general and administrative functions grew to 170 at March 31, 2013 from 109 at December 31, 2011, and we expect our general and administrative expenses to increase in the foreseeable future as we further increase the number of general and administrative personnel and expand our organization as a public company, including additional compliance costs associated with the Sarbanes-Oxley Act and other regulations covering public companies, maintaining directors’ and officers’ liability insurance, engaging professional services firms and enhancing our investor relations function.

Other Expense

Other expense consists primarily of interest expense, offset by interest income, and changes in the fair value of our preferred stock warrant liability prior to its conversion to a common stock warrant on April 3, 2012. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the fees incurred on the unused portion of our credit facilities.

Prior to our IPO in April 2012, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period and any changes in fair value were recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was automatically converted into a warrant to purchase common stock, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrant liability, no further changes in fair value have been or will be recognized in other income or expense.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three-month periods ended March 31, 2013 and 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the three months ended March 31, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Results of Operations

The following table sets forth selected consolidated statement of operations data, both in dollars and as a percentage of revenue, for each of the periods indicated.

	Three Months Ended March 31,
	2013		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$49,438	100.0%	$32,930	100.0%	$16,508	50.1%
Cost of revenue	28,874	58.4	19,916	60.5	8,958	45.0
Gross profit	20,564	41.6	13,014	39.5	7,550	58.0
Operating expenses:
Sales and marketing	8,141	16.5	4,646	14.1	3,495	75.2
Technology and development	4,193	8.5	2,649	8.0	1,544	58.3
General and administrative	11,956	24.2	8,710	26.5	3,246	37.3
Total operating expenses	24,290	49.2	16,005	48.6	8,285	51.8
Loss from operations	(3,726)	(7.6)	(2,991)	(9.1)	(735)	24.6
Interest and other expense:
Interest expense, net	(11)	0.0	(20)	(0.1)	9	(45.0)
Other expense	—	0.0	(957)	(2.9)	957	100.0
Total interest and other expense	(11)	0.0	(977)	(3.0)	966	(98.9)
Loss before income taxes	(3,737)	(7.6)	(3,968)	(12.1)	231	(5.8)
Income tax expense	(16)	0.0	(5)	—	(11)	220.0
Net loss	$(3,753)	(7.6)%	$(3,973)	(12.1)%	$220	(5.5)

Revenue. Revenue was $49.4 million for the three months ended March 31, 2013, compared to $32.9 million for the quarter ended March 31, 2012, an increase of $16.5 million, or 50.1%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 71.1% during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 and represented 69.8% of our total revenue for the quarter ended March 31, 2013 as compared to 61.0% of our total revenue for the quarter ended March 31, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. We believe that existing advertisers tend to increase their spend with us once we have demonstrated the return on investment of our platform to them.

Our revenue from international operations increased to $9.1 million, or 18.4% of total revenue, for the quarter ended March 31, 2013, from $4.0 million, or 12.1% of total revenue, for the quarter ended March 31, 2012. The revenue growth in our international operations during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 was primarily attributable to an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We also increased the size of our overall sales force during the quarter ended March 31, 2013 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

During the first quarter of 2013, we experienced a significantly larger proportion of our revenues from performance advertisers using CPA pricing, and a commensurate decrease in revenue from CPC pricing, than we have in prior years. We believe this was due to an overall increase in the desire of mobile advertisers to have more certainty around their cost per app install.

Cost of revenue. Cost of revenue was $28.9 million, or 58.4% of revenue, for the quarter ended March 31, 2013, an increase of $9.0 million, or 45.0%, from $19.9 million, or 60.5% of revenue, for the quarter ended March 31, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the quarter ended March 31, 2013 was primarily the result of overall more favorable pricing terms that we were able to negotiate with some of our existing developers because of our prior performance in monetizing ad space for those developers, as well as increased demand for our solutions from new developers, many of which use our mMedia self-service portal, from which we were able to negotiate a lower revenue share.  We also improved the optimization algorithms inherent in our ad delivery process, which enabled us to deliver more ads to apps from developers with which we had negotiated lower revenue share percentages, while delivering the same or better results to advertisers than we would be able to deliver on other sites or apps with higher revenue share percentages.

Sales and marketing. Sales and marketing expense was $8.1, or 16.5% of revenue, for the quarter ended March 31, 2013, an increase of $3.5 million, or 75.2%, from $4.6 million, or 14.1% of revenue, for the quarter ended March 31, 2012. The increase in sales and marketing expense was primarily attributable to a $2.4 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased to 130 at March 31, 2013 from 84 at March 31, 2012. In addition, we experienced an $818,000 increase in our marketing programs and travel expenses. The increase in sales and marketing expense as a percentage of revenue for the quarter ended March 31, 2013 was primarily attributable to our increase in sales and marketing employee headcount.

Technology and development. Technology and development expense was $4.2 million, or 8.5% of revenue, for the quarter ended March 31, 2013, an increase of $1.6 million, or 58.3%, from $2.6 million, or 8.0% of revenue, for the quarter ended March 31, 2012. The increase in technology and development expense was primarily attributable to a $1.4 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of technology and development personnel. The number of full-time technology and development employees increased to 79 at March 31, 2013 from 59 at March 31, 2012. The increase in technology and development expense as a percentage of revenue for the quarter ended March 31, 2013 was primarily attributable to our increase in technology and development headcount.

General and administrative. General and administrative expense was $11.9 million, or 24.2% of revenue, for the quarter ended March 31, 2013, an increase of $3.2 million, or 37.3%, from $8.7 million, or 26.5% of revenue, for the quarter ended March 31, 2012. The increase in general and administrative expense was primarily attributable to a $1.5 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of general and administrative personnel. Additionally, we experienced an additional $178,000 in bad debt expense, an additional $216,000 in depreciation expense for capital expenditures, $361,000 of acquisition-related costs related to the Metaresolver transaction, and an additional $606,000 in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased to 170 at March 31, 2013 from 122 at March 31, 2012. Additionally, over that same comparative period, we experienced higher overhead costs as a result of recently becoming a public company. The decrease in general and administrative expense as a percentage of revenue for the quarter ended March 31, 2013 was primarily attributable to our revenue growing at a faster rate than our general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings and raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on August 11, 2013, at which time all outstanding borrowings would be due and payable. As of March 31, 2013, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of March 31, 2013, we had $203,000 in standby letters of credit outstanding against  the available balance under the line of credit.

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

Cash Flows

Our cash and cash equivalents at March 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at March 31, 2013 and December 31, 2012. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash used in:
Operating activities	$(1,978)	$(6,693)
Investing activities	(1,840)	(588)
Financing activities	(59)	(293)

Operating Activities

For the quarter ended March 31, 2013, our net cash used in operating activities of $2.0 million consisted of a net loss of $3.8 million and $1.3 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $3.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation expense of $1.7 million, depreciation and amortization expense of $0.9 million and bad debt expense of $0.5 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements. The decrease in cash resulting from changes in working capital primarily consisted of a $4.9 million decrease in accrued cost of revenue, driven primarily by payment of developer-related charges, and an overall decrease in accounts payable and accrued expenses, including accrued payroll and payroll related expenses, of $1.6 million primarily related to bonus payments made in 2013 that had been accrued as of December 31, 2012. These decreases in working capital were partially offset by increases in operating cash flow due to a $4.7 million decrease in accounts receivable, primarily driven by the seasonal nature of our business.

For the quarter ended March 31, 2012, our net cash used in operating activities of $6.7 million consisted of a net loss of $4.0 million and $5.5 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $2.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $1.1 million, non-cash change in the fair value of our preferred stock warrant liability of $1.0 million which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $0.4 million and bad debt expense of $0.3 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $1.8 million, primarily driven by increased revenue during the quarter as we expanded our operations both domestically and internationally, and a decrease in accrued payroll and payroll related expenses of $1.8 million primarily related to bonus payments offset by increased headcount. These decreases in working capital were partially offset by increases in operating cash flow due to a $0.9 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

Investing Activities

For the quarters ended March 31, 2013 and 2012, net cash used in investing activities was $1.8 million and $0.6 million, respectively, for purchases of property and equipment.

Financing Activities

For the quarter ended March 31, 2013, net cash used in financing activities was $0.1 million, consisting of $0.2 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $0.3 million.

For the quarter ended March 31, 2012, net cash used in financing activities was $0.3 million, consisting primarily of payments of deferred offering costs and financing fees for our IPO and other financing transactions of $0.3 million. These amounts were partially offset by $0.1 million in cash received upon the exercise of stock options.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2012 through March 31, 2013. Information regarding our market risk at December 31, 2012 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the defendants’ request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent claims in the first office action. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation.

The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all claims of the patent-in-suit. Plaintiff filed its proposed amendments on September 25, 2012. On October 25, 2012, defendants timely filed with the PTO their third party comments in response to plaintiff’s proposed amendments. On January 16, 2013, the PTO conducted a reexamination litigation search, as memorialized in the reexamination docket maintained by the PTO. The parties anticipate that the PTO will take further action on this reexamination in the coming months. The Northern District of California issued an order on February 1, 2013 maintaining stay of litigation.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non-infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012. The parties are conducting limited venue-related discovery.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this report, together with any other documents we file with the SEC from time to time. If any of the following events actually occur or the risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Business and Our Industry

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future. Accordingly, we may never achieve profitability.

We incurred net losses of $3.8 million for the first three months of 2013 and $5.4 million for the year ended December 31, 2012, and we had an accumulated deficit of $53.8 million as of March 31, 2013. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

Our business will suffer to the extent that our developers and advertiser clients purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, we are aware of companies that have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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

•                  maintain our reputation and build trust with our advertisers and developers;

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

For example, advances in technology that allow developers to generate revenue from their apps without our assistance could harm our relationships with developers and diminish our available advertising inventory within their apps. Similarly, technological developments that allow third parties to better mediate the delivery of ads between advertisers and developers by introducing an intermediate layer between us and our developers could impair our relationships with those developers. Our inability, for technological, business or other reasons, to enhance, develop, introduce and deliver compelling mobile advertising services in response to changing market conditions and technologies or evolving expectations of advertisers or mobile device users could hurt our ability to grow our business and could result in our mobile advertising platform becoming obsolete.

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

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•                  seasonal patterns in the mix of brand and performance advertiser clients and in overall spending by mobile advertisers, which tend to be cyclical;

•                  the addition of new advertisers or developers or the loss of existing advertisers or developers;

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

Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. Our contracts with our advertiser clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that we would not have a sufficient supply of ads to fill our developers’ advertising inventory, in which case our revenue could be significantly reduced. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

Our sales efforts with both advertisers and developers require significant time and expense.

Attracting new advertisers and developers requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertiser clients who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. Furthermore, many of our clients’ purchasing and design decisions typically require input from multiple internal constituencies. As a result, we must identify those involved in the purchasing decision and devote a sufficient amount of time to presenting our services to each of those individuals.

The novelty of our services and our business model often requires us to spend substantial time and effort educating potential advertisers and developers about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers and developers, our ability to grow our business may be adversely affected.

If we do not achieve satisfactory results under performance-based pricing models, we could lose clients and our revenue could decline.

We offer our services to advertisers based on a variety of pricing models, including CPM, CPA and CPC. Under performance-driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, advertisers only pay us if we provide the results they specify. These results-based pricing models differ from fixed-rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with advertisers that provide for us to be paid on a CPC or CPA basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, or have disagreements with clients over the measurement of deliverables, it could hurt our reputation with advertisers and developers and could cause our revenues to decline.

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

We have expanded our operations internationally over the last three years, including opening international offices in the United Kingdom in the first half of 2010, launching operations in Singapore in the fourth quarter of 2011 and opening offices in continental Europe and Southeast Asia during 2012 and Japan in the first half of 2013. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

Our future success is substantially dependent on the continued service of our senior management team, particularly Paul Palmieri, our chief executive officer, Michael Avon, our executive vice president, or EVP, and chief financial officer, Mollie Spilman, our EVP, Global Sales and Marketing, and Matt Gillis, our EVP, Global Product and Platform. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in April 2013. Future acquisitions or investments may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including currently pending proceedings related to alleged patent infringement, as described in Part II, Item 1. Legal Proceedings, above, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act, or JOBS Act, enacted in 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 31, 2013, our current executive officers, directors and beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 55% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 29, 2012, other than the $13.8 million in proceeds used for the acquisition of Metaresolver, Inc. as described in this report.

Item 6.         Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1	Consulting Agreement, dated as of April 4, 2013, by and between Millennial Media, Inc. and Stephen Root.

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

Millennial Media, Inc.
(Registrant)

Date: May 9, 2013	By	/s/ PAUL J. PALMIERI
Paul Palmieri
President and
Chief Executive Officer

(on behalf of the registrant)

Date: May 9, 2013		/s/ MICHAEL B. AVON
Michael Avon
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1	Consulting Agreement, dated as of April 4, 2013, by and between Millennial Media, Inc. and Stephen Root.

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