Form 10-Q
period 2013-06-30
Millennial Media Inc.
filed 2013-08-14
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2013 was 81,356,553.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,635	$137,439
Accounts receivable, net of allowances of $3,385 and $2,673 as of June 30, 2013 and December 31, 2012, respectively	57,073	59,179
Prepaid expenses and other current assets	3,319	1,966
Total current assets	183,027	198,584

Long-term assets:
Property and equipment, net	7,846	6,850
Goodwill	11,111	1,348
Intangible assets, net	2,777	913
Other assets	736	754
Total long-term assets	22,470	9,865
Total assets	$205,497	$208,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,780	$3,788
Accrued cost of revenue	32,986	34,430
Accrued payroll and payroll related expenses	5,064	6,038
Deferred revenue	498	169
Total current liabilities	42,328	44,425

Other long-term liabilities	500	243
Total liabilities	42,828	44,668

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 81,274,675 and 79,182,913 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	81	79
Additional paid-in capital	219,583	213,823
Accumulated other comprehensive loss	(145)	(78)
Accumulated deficit	(56,850)	(50,043)
Total stockholders’ equity	162,669	163,781
Total liabilities and stockholders’ equity	$205,497	$208,449

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$57,009	$39,411	$106,447	$72,342
Cost of revenue	32,824	23,761	61,698	43,677
Gross profit	24,185	15,650	44,749	28,665
Operating expenses:
Sales and marketing	8,351	5,992	16,493	10,638
Technology and development	4,071	2,769	8,264	5,417
General and administrative	14,785	9,228	26,742	17,939
Total operating expenses	27,207	17,989	51,499	33,994
Loss from operations	(3,022)	(2,339)	(6,750)	(5,329)
Other income (expense)
Interest expense	(10)	(17)	(21)	(37)
Other income (expense)	—	123	—	(834)
Total other income (expense)	(10)	106	(21)	(871)
Loss before income taxes	(3,032)	(2,233)	(6,771)	(6,200)
Income tax expense	(21)	(5)	(36)	(10)
Net loss	(3,053)	(2,238)	(6,807)	(6,210)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(1,328)
Net loss attributable to common stockholders	$(3,053)	$(2,238)	$(6,807)	$(7,538)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	79,553	73,033	79,237	44,860

Stock-based compensation expense included above:
Sales and marketing	$227	$78	$446	$124
Technology and development	472	468	1,327	852
General and administrative	2,806	418	3,389	1,071

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(3,053)	$(2,238)	$(6,807)	$(6,210)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	(32)	(67)	(34)
Total comprehensive loss	$(3,087)	$(2,270)	$(6,874)	$(6,244)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2012	79,182,913	$79	$213,823	$(78)	$(50,043)	$163,781
Issuance of common stock in connection with exercise of stock options	1,903,534	2	957	—	—	959
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	188,228	—	(359)	—	—	(359)
Stock-based compensation expense	—	—	5,162	—	—	5,162
Net loss	—	—	—	—	(6,807)	(6,807)
Foreign currency translation adjustments	—	—	—	(67)	—	(67)
Balance, June 30, 2013	81,274,675	$81	$219,583	$(145)	$(56,850)	$162,669

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(6,807)	$(6,210)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	5,162	2,047
Non-cash change in fair value of Series B warrant	—	834
Bad debt expense	905	647
Depreciation and amortization	2,002	962
Amortization of deferred financing fees	14	14
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	1,348	(8,783)
Prepaid expenses and other current assets	(1,331)	(389)
Other assets	(98)	(103)
Accounts payable and accrued expenses	(245)	1,788
Accrued cost of revenue	(1,445)	3,048
Accrued payroll and payroll related expenses	(941)	(405)
Other long-term liabilities	256	(12)
Deferred revenue	326	(57)
Net cash and cash equivalents used in operating activities	(854)	(6,619)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(11,676)	—
Purchases of property and equipment	(2,771)	(1,922)
Net cash and cash equivalents used in investing activities	(14,447)	(1,922)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	115,079
Proceeds from exercises of stock options	957	232
Withholdings for vesting of restricted stock units	(359)	—
Net cash and cash equivalents provided by financing activities	598	115,311
Effect of exchange rates on cash and cash equivalents	(101)	(5)
Net (decrease) increase in cash and cash equivalents	(14,804)	106,765

Cash and cash equivalents, beginning of the period	137,439	16,707
Cash and cash equivalents, end of the period	$122,635	$123,472

Supplemental disclosure of noncash investing and financing activities
Accretion of dividends on redeemable convertible preferred stock	$—	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$—	$6

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of June 30, 2013 and December 31, 2012 there was $498,000 and $169,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

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

The Company values stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions.  The use of the option valuation model requires the input of assumptions, including the fair value of the Company’s common stock, the expected life, and the expected stock price volatility based on peer companies. Stock options are granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant.  Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited. Options generally vest ratably over a four-year period, except those options granted to non-employees, portions of which may vest immediately or ratably over the service period. Options generally expire ten years from the date of grant.

Preferred Stock Warrant Liability

The Company was a party to a derivative financial instrument in which it issued a warrant to purchase redeemable convertible preferred stock, allowing the holder to purchase 50,750 shares of such preferred stock. Prior to the Company’s initial public offering (the “IPO”) in 2012, the warrant was classified as a liability in the Company’s unaudited consolidated balance sheets and adjusted to fair value at the end of each reporting period due to the fact that it was exercisable for a redeemable security.

Prior to the closing of the IPO, all changes in the fair value of the warrant were recorded in other expense in the Company’s consolidated statements of operations. The Company recorded other expense of $834,000 for the six months ended June 30, 2012 related to the fair value adjustment of the warrant for the period from March 31, 2012 until the closing of the IPO. On April 3, 2012, upon closing of the IPO, the warrant converted to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital.

3. Acquisition

On April 1, 2013, the Company completed the acquisition of all of the outstanding stock of Metaresolver, Inc. (“Metaresolver”). Metaresolver is a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize their buy and deliver more relevant promotions. The cash consideration for the acquisition of Metaresolver was $13.8 million, of which $2.0 million represents potential deferred cash payments to certain of the Metaresolver founders. The deferred cash payments are subject to varying service requirements over a two-year period following the closing of the acquisition, are contingent on the Metaresolver founders’ continued service with the Company and will be recognized as compensation expense on a straight-line basis over the requisite service period. For tax purposes, the $2.0 million was included in the purchase price.

The Metaresolver acquisition was accounted for using the acquisition method of accounting. The unaudited consolidated financial statements of the Company as of and for the three and six months ended June 30, 2013 include the financial position and results of operations of Metaresolver from the acquisition date of April 1, 2013. The following unaudited pro forma financial information presents the Company’s consolidated financial information assuming the acquisition had taken place on January 1, 2012. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue(1)	$57,009	$39,416	$106,639	$72,347
Net loss attributable to common stockholders(1) (2)	(2,933)	(2,662)	(7,230)	(8,336)

(1) Metaresolver’s operations were fully integrated within the Company’s operations as of the acquisition date; therefore, the Company is unable to determine the revenue and earnings amounts separately attributable to Metaresolver.

(2) Pro forma net loss attributable to common stockholders for the three and six months ended June 30, 2012 reflect the impact of certain expenses included in the Consolidated Statement of Operations for the three and six months ended June 30, 2013, but excluded from the calculation of pro forma net loss attributable to common stockholders for those periods. These expenses include acquisition-related costs of $120,000 and $481,000, discussed below, for the three and six months ended June 30, 2013, respectively.

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition and recorded in the accompanying unaudited consolidated balance sheet as of June 30, 2013 (in thousands). These amounts were determined based upon valuations and studies that have yet to be finalized, and accordingly, the assets and liabilities recorded below are subject to adjustment once the detailed analyses are completed:

Accounts receivable, net	150
Prepaid expenses and other current assets	35
Property and equipment, net	47
Goodwill	9,763
Developed technology intangible asset	2,048
Other assets	5
Total assets acquired	12,048
Accounts payable	223
Other current liabilities	149
Total liabilities assumed	372
Purchase price	$11,676
Cash acquired	$110

The developed technology intangible asset is being amortized over its estimated useful life of ten years. Amortization expense was $51,000 for the three and six months ended June 30, 2013 and is included in general and administrative expenses on the accompanying consolidated statements of operations. Goodwill recognized from the transaction results from expected synergies and the acquired workforce. The Metaresolver acquisition was accounted for as a stock acquisition and, as such, none of the goodwill is deductible for tax purposes.

The Company recognized $120,000 and $481,000 of acquisition-related costs for the three and six months ended June 30, 2013, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance at June 30, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$68,430	$68,430	$—	$—
	$68,430	$68,430	$—	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$108,419	$108,419	$—	$—
	$108,419	$108,419	$—	$—

(1)     Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $54.2 million and $29.0 million of operating cash balances as of June 30, 2013 and December 31, 2012, respectively.

5.              Stock-Based Compensation

As of June 30, 2013, there were options outstanding to purchase an aggregate of 3,050,925 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved an additional 6,258,951 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of June 30, 2013, options to purchase 2,654,240 shares of common stock and 549,403 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. Upon adoption of the 2012 Plan, no additional awards under the 2006 Equity Incentive Plan may be issued, although outstanding awards under the 2006 Equity Incentive Plan continue to vest in accordance with their terms until exercised, forfeited or expired. As of June 30, 2013, 3,055,308 shares are available for future grant under the 2012 Plan.

Stock compensation expense recognized by the Company for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock option awards	$1,284	$413	$1,774	$1,125
Restricted stock awards	360	551	1,163	811
Restricted stock unit awards	1,861	—	2,225	111
Total recognized stock-based compensation expense	$3,505	$964	$5,162	$2,047

During the three months ended June 30, 2013 the Company incurred $1.4 million in stock-based compensation for the acceleration and modification of equity awards for certain employees who left the Company.

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Risk-free interest rate	0.9% — 1.6%	—%	0.9% — 1.6%	1.1% — 1.3%
Expected life	6.0 years	—	6.0 years	5.7 — 6.1 years
Expected volatility	55%	—%	55%	53% — 54%
Dividend yield	0%	—%	0%	0%
Weighted-average grant date fair value	$3.60	—	$3.88	$5.06

The following is a summary of option activity for the six months ended June 30, 2013:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2013	5,600,021	$2.55
Granted	2,182,200	7.54
Exercised	(1,910,832)	0.53
Forfeited	(164,974)	6.47
Expired	(1,250)	2.75
Options outstanding at June 30, 2013	5,705,165	$5.02	8.22	$23,343

Options exercisable at June 30, 2013	2,272,348	$2.04	6.76	15,458

Options vested and expected to vest at June 30, 2013	5,550,615	$5.02	8.00	22,703

The total compensation cost related to unvested awards not yet recognized as of June 30, 2013 totaled $11.8 million and will be recognized over a weighted-average period of approximately 3.3 years.

The aggregate intrinsic value of all options exercised during the six months ended June 30, 2013 and 2012 was $15.4 million and $9.0 million respectively. The total fair value of shares that vested during the six months ended June 30, 2013 and 2012 was $1.9 million and $0.9 million, respectively.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As of June 30, 2013, a total of 1,320,773 shares had been released from restriction.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At June 30, 2013, unrecognized compensation expense relating to the restricted stock awards was $374,000 and the aggregate intrinsic value of the unvested restricted stock was $1.1 million. The unrecognized compensation expense will be amortized for the remaining vesting period based on the vesting schedules of the awards.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the six months ended June 30, 2013:

	Number	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2013	444,549	$12.71
Granted	338,127	7.24
Vested	(218,674)	12.19
Forfeited	(14,599)	7.11
RSUs outstanding at June 30, 2013	549,403	$9.70

At June 30, 2013, unrecognized compensation expense related to the RSUs was $4.8 million. The unrecognized compensation expense will be amortized on a straight-line basis through April 2017.

6.              Net Loss Per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net loss per share because the Company has issued securities other than common stock that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. The holders of restricted common stock issued in the Condaptive acquisition are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards, and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three- and six-month periods ended June 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2013	2012
Unvested restricted common stock	127,307	943,043
Warrant to purchase Series B preferred stock	—	50,750
Stock options	5,705,165	7,289,641
RSUs	549,403	17,307

7.              Segment and Geographic Information

The Company has concluded that its operations constitute one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assets performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Substantially all assets were held in the United States at June 30, 2013 and December 31, 2012.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Domestic	$41,475	$34,796	$81,793	$63,738
International	15,534	4,615	24,654	8,604
Total	$57,009	$39,411	$106,447	$72,342

8.              Subsequent Event

On August 13, 2013, the Company signed a definitive agreement to acquire all of the outstanding shares of capital stock of Jumptap, Inc., a competing mobile advertising company.   The companies expect the merger to be completed during the fourth quarter of 2013.  The closing of the transaction is subject to various customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Company’s stockholders.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and our other filings with the Securities and Exchange Commission, or “SEC”. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 45,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 8,000 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple® iOS, Android™, Windows Phone and BlackBerry®.

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

Recent Developments

On August 13, 2013, we entered into a merger agreement with Jumptap, Inc., or Jumptap, a competing mobile advertising company, pursuant to which we will acquire all of the outstanding shares of capital stock of Jumptap.  Under the terms of the merger agreement, Jumptap will become a wholly owned subsidiary of our company.  If the merger closes, we will issue shares of our common stock to the former securityholders of Jumptap in an aggregate number that will equal no more than 23.5% of the total outstanding number of common shares following the issuance.  In addition, we will pay a cash amount of up to $12.0 million for shares of Jumptap capital stock held by certain unaccredited investors and to specified employees of Jumptap in accordance with Jumptap’s management incentive plan. To the extent we pay such cash, the number of shares issued will decrease. All outstanding in-the-money warrants exercisable for, and all outstanding debt instruments convertible into, capital stock of Jumptap will be exchanged for a portion of the shares of our common stock to be issued in the merger.  We will also assume in-the-money Jumptap stock options, which will become options to purchase our common stock.  Under the terms of the merger agreement, we have also agreed to prepare and file with the SEC a registration statement on Form S-3 relating to the shares of common stock issuable to the Jumptap stockholders in the merger.

We expect the merger to be completed during the fourth quarter of 2013.  Closing of the merger is subject to the approval of our stockholders with respect to the proposed issuance of shares in the transaction, as well as a number of other customary closing conditions, including regulatory approvals.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages and per share amounts)
Revenue	$57,009	$39,411	$106,447	$72,342
Gross margin	42.4%	39.7%	42.0%	39.6%
Net loss	$(3,053)	$(2,238)	$(6,807)	$(6,210)
Adjusted EBITDA	$1,914	$(731)	$1,145	$(3,154)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.09)	$(0.17)
Diluted non-GAAP net income (loss) per share	$0.02	$(0.01)	$0.01	$(0.07)

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers.

Adjusted EBITDA represents our earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties, and accrual of retention payments of deferred compensation to employees who are acquired as part of our acquisitions that represent contingent compensation to be recognized as expense over a requisite service period. We do not consider the inclusion of these costs to be indicative of our core operating performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Diluted non-GAAP net income (loss) per share is calculated as adjusted EBITDA divided by the diluted weighted average number of shares outstanding during the period.

Adjusted EBITDA and diluted non-GAAP net income (loss) per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

These non-GAAP measures have limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA and diluted non-GAAP net income (loss) per share do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA and diluted non-GAAP net income (loss) per share do not reflect changes in, or cash requirements for, our working capital needs;

•                  adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•                  adjusted EBITDA and diluted non-GAAP net income (loss) per share do not reflect tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following tables present reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(3,053)	$(2,238)	$(6,807)	$(6,210)
Adjustments:
Interest expense, net	10	17	21	37
Income tax expense	21	5	36	10
Depreciation and amortization expense	1,061	521	2,002	962
Acquisition-related expense	120	—	481	—
Deferred compensation	250	—	250	—
Stock-based compensation expense	3,505	964	5,162	2,047
Total net adjustments	4,967	1,507	7,952	3,056
Adjusted EBITDA	$1,914	$(731)	$1,145	$(3,154)

The following tables present reconciliations of GAAP net loss per share attributable to common stockholders to diluted non-GAAP net income (loss) per share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013*	2012	2013*	2012
Net loss per share attributable to common stockholders	$(0.04)	$(0.03)	$(0.09)	$(0.17)
Adjustments:
Accretion of dividends on redeemable convertible preferred stock	—	—	—	0.03
Depreciation and amortization expense	0.01	0.01	0.02	0.02
Stock-based compensation expense	0.05	0.01	0.07	0.05
Acquisition-related expenses	0.00	—	0.01	—
Total net adjustments	0.06	0.02	0.10	0.10
Diluted non-GAAP net income (loss) per share	$0.02	$(0.01)	$0.01	$(0.07)

*For the three and six months ended June 30, 2013, diluted non-GAAP net income (loss) per share is calculated using diluted weighted average common shares outstanding of 83,192 and 83,247, respectively (in thousands). Diluted shares were calculated using the weighted average number of shares of common stock plus the potential dilutive effects of stock options, unvested restricted common stock awards and RSUs.

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

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of any equity instrument in the applicable operating expense category based on the respective equity award recipient’s function.

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

Technology and development expense. Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third-party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. We intend to continue to invest in our technology and development efforts by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

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

Other Expense

Other expense consists primarily of interest expense, offset by interest income. Interest income is derived from interest received on our cash and cash equivalents. Interest expense consists primarily of the fees incurred on the unused portion of our credit facilities.

Prior to our IPO in April 2012, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period and any changes in fair value were also recognized in other income or expense. Upon the closing of our IPO in April 2012, the preferred stock warrant was automatically converted into a warrant to purchase common stock, which resulted in a reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification of the preferred stock warrant liability, no further changes in fair value have been or will be recognized in other income or expense.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three and six month periods ended June 30, 2013 and 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the six months ended June 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$57,009	100.0%	$39,411	100.0%	$17,598	44.7%
Cost of revenue	32,824	57.6	23,761	60.3	9,063	38.1
Gross profit	24,185	42.4	15,650	39.7	8,535	54.5
Operating expenses:
Sales and marketing	8,351	14.6	5,992	15.2	2,359	39.4
Technology and development	4,071	7.1	2,769	7.0	1,302	47.0
General and administrative	14,785	25.9	9,228	23.4	5,557	60.2
Total operating expenses	27,207	47.7	17,989	45.6	9,218	51.2
Loss from operations	(3,022)	(5.3)	(2,339)	(5.9)	(683)	29.2
Other income (expense):
Interest expense	(10)	0.0	(17)	0.0	7	(41.2)
Other income	—	—	123	0.3	(123)	(100.0)
Total other income (expense)	(10)	0.0	106	0.3	(116)	(109.4)
Loss before income taxes	(3,032)	(5.3)	(2,233)	(5.7)	(799)	35.8
Income tax expense	(21)	0.0	(5)	—	(16)	320.0
Net loss	$(3,053)	(5.4)%	$(2,238)	(5.7)%	$(815)	36.4

Revenue. Revenue was $57.0 million for the quarter ended June 30, 2013, compared to $39.4 million for the quarter ended June 30, 2012, an increase of $17.6 million, or 44.7%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 37.6% during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 and represented 68.0% of our total revenue for the quarter ended June 30, 2013 as compared to 71.5% of our total revenue for the quarter ended June 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. Additionally, we experienced a significant increase in revenue from one new performance advertiser client for the quarter ended June 30, 2013. We believe that existing advertisers tend to increase their spending with us once we have demonstrated to them the potential return on investment from using our platform.

When we discuss existing advertising clients for any period, we are referring to advertising clients who had, as of the beginning of the period being discussed, previously advertised on our platform at any time. If an existing client advertises a new brand on our platform, or a subsidiary of an existing client begins advertising on our platform, we also categorize those as existing clients.

Our revenue from international operations increased to $15.5 million, or 27.2% of total revenue, for the quarter ended June 30, 2013, from $4.6 million, or 11.7% of total revenue, for the quarter ended June 30, 2012. The revenue growth in our international operations during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 was primarily attributable to an increase in revenue from one of our new performance advertiser clients in Europe for the quarter ended June 30, 2013 and an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We also increased the size of our overall sales force during the quarter ended June 30, 2013 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $32.8 million, or 57.6% of revenue, for the quarter ended June 30, 2013, an increase of $9.0 million, or 38.1%, from $23.8 million, or 60.3% of revenue, for the quarter ended June 30, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the quarter ended June 30, 2013 was primarily the result of overall more favorable pricing terms that we were able to negotiate with some of our existing developers because of our prior performance in monetizing ad space for those developers, as well as increased demand for our solutions from new developers, many of which use our mMedia self-service portal, from which we were able to negotiate a lower revenue share.  We also improved the optimization algorithms inherent in our ad delivery process, which enabled us to deliver more ads to apps from developers with which we had negotiated lower revenue share percentages, while delivering the same or better results to advertisers than we would be able to deliver on other sites or apps with higher revenue share percentages.

Sales and marketing. Sales and marketing expense was $8.4 million, or 14.6% of revenue, for the quarter ended June 30, 2013, an increase of $2.4 million, or 39.4%, from $6.0 million, or 15.2% of revenue, for the quarter ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $2.1 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased to 142 at June 30, 2013 from 100 at June 30, 2012. The decrease in sales and marketing expense as a percentage of revenue for the quarter ended June 30, 2013 was primarily attributable to our revenue growing at a faster rate than our sales and marketing expenses.

Technology and development. Technology and development expense was $4.1 million, or 7.1% of revenue, for the quarter ended June 30, 2013, an increase of $1.3 million, or 47.0%, from $2.8 million, or 7.0% of revenue, for the quarter ended June 30, 2012. The increase in technology and development expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of technology and development personnel. The number of full-time technology and development employees increased to 87 at June 30, 2013 from 61 at June 30, 2012. The increase in technology and development expense as a percentage of revenue for the quarter ended June 30, 2013 was primarily attributable to our increase in technology and development headcount.

General and administrative. General and administrative expense was $14.8 million, or 25.9% of revenue, for the quarter ended June 30, 2013, an increase of $5.6 million, or 60.2%, from $9.2 million, or 23.4% of revenue, for the quarter ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $3.8 million increase in salaries and personnel-related costs, associated with an increase in headcount and stock-based compensation expense, which includes $1.4 million of additional stock-based compensation expense and $477,000 of severance payments for terminated employees. We also incurred an additional $216,000 in depreciation expense for capital expenditures, $370,000 of acquisition-related costs and deferred compensation expense related to our acquisition of Metaresolver, Inc. that closed on April 1, 2013, and an additional $1.2 million in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased to 178 at June 30, 2013 from 134 at June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$106,447	100.0%	$72,342	100.0%	$34,105	47.1%
Cost of revenue	61,698	58.0	43,677	60.4	18,021	41.3
Gross profit	44,749	42.0	28,665	39.6	16,084	56.1
Operating expenses:
Sales and marketing	16,493	15.5	10,638	14.7	5,855	55.0
Technology and development	8,264	7.8	5,417	7.5	2,847	52.6
General and administrative	26,742	25.1	17,939	24.8	8,803	49.1
Total operating expenses	51,499	48.4	33,994	47.0	17,505	51.5
Loss from operations	(6,750)	(6.3)	(5,329)	(7.4)	(1,421)	26.7
Interest and other expense:
Interest expense	(21)	0.0	(37)	(0.1)	16	(43.2)
Other expense	—	—	(834)	(1.2)	834	(100.0)
Total interest and other expense	(21)	0.0	(871)	(1.2)	850	(97.6)
Loss before income taxes	(6,771)	(6.4)	(6,200)	(8.6)	(571)	9.2
Income tax expense	(36)	0.0	(10)	—	(26)	260.0
Net loss	$(6,807)	(6.4)%	$(6,210)	(8.6)%	$(597)	9.6

Revenue. Revenue was $106.4 million for the six months ended June 30, 2013, compared to $72.3 million for the six months ended June 30, 2012, an increase of $34.1 million, or 47.1%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 40.7% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 and represented 72.5% of our total revenue for the six months ended June 30, 2013 as compared to 76.8% of our total revenue for the six months ended June 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the six month period. We believe that existing advertisers tend to increase their spending with us once we have demonstrated to them the potential return on investment from using our platform.

Our revenue from international operations increased to $24.7 million, or 23.2% of total revenue, for the six months ended June 30, 2013, from $8.6 million, or 11.9% of total revenue, for the six months ended June 30, 2012. The revenue growth in our international operations during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We also increased the size of our overall sales force during the six months ended June 30, 2013 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

For portions of the first half of 2013, we received a significantly larger proportion of our revenues from performance advertisers using CPA pricing, and a commensurate decrease in revenue from CPC pricing, than we have in prior years. We believe this was due primarily to an overall increase in the desire of mobile advertisers to have more certainty around their cost per app install.

Cost of revenue. Cost of revenue was $61.7 million, or 58.0% of revenue, for the six months ended June 30, 2013, an increase of $18.0 million, or 41.3%, from $43.7 million, or 60.4% of revenue, for the six months ended June 30, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the six months ended June 30, 2013 was primarily the result of overall more favorable pricing terms that we were able to negotiate with some of our existing developers because of our prior performance in monetizing ad space for those developers, as well as increased demand for our solutions from new developers, many of which use our mMedia self-service portal, from which we were able to negotiate a lower revenue share.  We also improved the optimization algorithms inherent in our ad delivery process, which enabled us to deliver more ads to apps from developers with which we had negotiated lower revenue share percentages, while delivering the same or better results to advertisers than we would be able to deliver on other sites or apps with higher revenue share percentages.

Sales and marketing. Sales and marketing expense was $16.5 million, or 15.5% of revenue, for the six months ended June 30, 2013, an increase of $5.9 million, or 55.0%, from $10.6 million, or 14.7% of revenue, for the six months ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $4.5 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased to 142 at June 30, 2013 from 100 at June 30, 2012. In addition, we experienced a $0.8 million increase in our marketing programs and travel expenses. The increase in sales and marketing expense as a percentage of revenue for the six months ended June 30, 2013 was primarily attributable to our increase in sales and marketing employee headcount.

Technology and development. Technology and development expense was $8.3 million, or 7.8% of revenue, for the six months ended June 30, 2013, an increase of $2.9 million, or 52.6%, from $5.4 million, or 7.5% of revenue, for the six months ended June 30, 2012. The increase in technology and development expense was primarily attributable to a $2.5 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of technology and development personnel. The number of full-time technology and development employees increased to 87 at June 30, 2013 from 61 at June 30, 2012. The increase in technology and development expense as a percentage of revenue for the quarter ended June 30, 2013 was primarily attributable to our increase in technology and development headcount.

General and administrative. General and administrative expense was $26.7 million, or 25.1% of revenue, for the six months ended June 30, 2013, an increase of $8.8 million, or 49.1%, from $17.9 million, or 24.8% of revenue, for the six months ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $5.3 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, which includes $1.4 million of additional stock-based compensation expense and $477,000 of severance payments for terminated employees. We incurred an additional $259,000 in bad debt expense, an additional $431,000 in depreciation expense for capital expenditures, $731,000 of acquisition-related costs and deferred compensation expense related to the Metaresolver transaction, and an additional $2.1 million in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased to 178 at June 30, 2013 from 134 at June 30, 2012. Additionally, we experienced higher overhead costs in 2013 as a result of having been a public company for the full period, as compared to 2012, when we were a public company for only a portion of the first half of the year. The increase in general and administrative expense as a percentage of revenue for the six months ended June 30, 2013 was primarily attributable to our increase in general and administrative headcount.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings and raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on November 9, 2013, at which time all outstanding borrowings will be due and payable. As of June 30, 2013, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of June 30, 2013, we had $203,000 in standby letters of credit outstanding against the available balance under the line of credit.

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

Cash Flows

Our cash and cash equivalents at June 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at June 30, 2013 and December 31, 2012. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(854)	$(6,619)
Investing activities	(14,447)	(1,922)
Financing activities	598	115,311

Operating Activities

For the six months ended June 30, 2013, our net cash used in operating activities of $854,000 consisted of a net loss of $6.8 million and $2.1 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $8.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $5.2 million, depreciation and amortization expense of $2.0 million and bad debt expense of $905,000. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from acquisitions. The changes in working capital primarily consisted of a decrease in accounts receivable of $1.3 million, primarily the result of timing of cash collections, offset by a $1.3 million increase in prepaid expenses and other current assets, as we had a number of annual contracts that began in the second half of 2013, and the deferred compensation recorded as part of the Metaresolver acquisition in 2013. Additionally, we had an increase of $1.4 million in accrued cost of revenue, driven primarily by an increase in developer-related charges.

For the six months ended June 30, 2012, our net cash used in operating activities of $6.6 million consisted of a net loss of $6.2 million and $4.9 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $4.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $2.1 million, non-cash change in the fair value of our Series B preferred stock warrant of $834,000 which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $1.0 million and bad debt expense of $647,000. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $8.8 million, primarily driven by increased revenue during the period as we expanded our operations both domestically and internationally. These decreases in working capital were partially offset by increases in operating cash flow due to a $3.0 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment and payments made for acquisitions.

For the six months ended June 30, 2013 and 2012, net cash used in investing activities was $2.8 million and $1.9 million, respectively, for purchases of property and equipment. Additionally, net cash used in investing activities for the six months ended June 30, 2013 included $11.8 million paid for the acquisition of Metaresolver, net of cash acquired.

Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities was $598,000, consisting primarily of $957,000 in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $359,000.

For the six months ended June 30, 2012, net cash provided by financing activities was $115.3 million, consisting primarily of $115.1 million in net proceeds from our IPO. In addition, we received cash of $232,000 upon the exercise of stock options.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There have been no material changes in our commitments under contractual obligations, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2012 through June 30, 2013. Information regarding our market risk at December 31, 2012 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Augme Technologies, Inc. v. Millennial Media, Inc.  On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us. Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled “Method and Code Module For Adding Function To A Web Page,” U.S. Patent No. 7,269,636 entitled “Method and Code Module For Adding Function To A Web Page,” and U.S. Patent No. 6,594,691 entitled “Method and System For Adding Function To A Web Page.” We answered the complaint on July 5, 2012. Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question. Augme disclosed its initial infringement contentions on January 2, 2013. We disclosed our invalidity contentions on February 1, 2013. Discovery remains in the early stages in the case. The parties have agreed to a stay of the litigation proceedings until October 1, 2013 while engaged in settlement discussions.

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the defendants’ request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent claims in the first office action. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all claims of the patent-in-suit. The PTO entered its final rejection, also known as Right of Appeal Notice, on May 10, 2013 rejecting all claims of the patent-in-suit.  The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013.  The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation.  The court entered an order maintaining the stay of litigation on May 8, 2013.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non-infringement and invalidity of the patents in question. We have filed a motion to transfer venue to the Northern District of California on December 21, 2012, which has not yet been ruled upon. The parties are conducting discovery.

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

Risks Related to Our Proposed Acquisition of Jumptap

The announcement and pendency of our proposed acquisition of Jumptap could have a negative impact on our respective businesses or on our stock price.

On August 13, 2013, we and Jumptap, a competing mobile advertising company, announced that we have entered into a definitive agreement whereby we will acquire all of the outstanding shares of Jumptap, a transaction that we refer to in this report as the Acquisition.  The announcement and pendency of the Acquisition could disrupt our and Jumptap’s businesses in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

•                  our and Jumptap’s customers and other third-party business partners may seek to terminate or renegotiate their relationships as a result of the Acquisition, whether pursuant to the terms of their existing agreements with us or Jumptap, or otherwise;

•                  the attention of our management may be directed toward the completion of the Acquisition and related matters and may be diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

We may fail to complete the Acquisition.

The Acquisition has been approved by each company’s board of directors, as well as Jumptap’s stockholders, but prior to closing, the Acquisition will require approval of our stockholders.  While there can be no assurances as to the exact timing, or that the Acquisition will be completed at all, we are working to complete the transaction in the fourth quarter of 2013.  In addition to the approval of our stockholders, the consummation of the Acquisition is subject to a number of conditions, including requisite regulatory approvals, the receipt of necessary third-party consents and other customary closing conditions. We cannot assure you that the conditions required to consummate the Acquisition will be satisfied on the anticipated schedule, or at all.

If we do not complete the Acquisition, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the transaction for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Acquisition is not completed.  In addition, the definitive agreement with Jumptap provides for the payment by us to

Jumptap of a reverse termination fee of $10 million if our stockholders do not approve the issuance of our shares of common stock to the Jumptap stockholders in the merger.  Furthermore, the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Acquisition will be completed.

The issuance of our shares in the Acquisition will dilute the voting power and economic interests of our current stockholders.

Upon consummation of the acquisition, all of Jumptap’s capital stock and certain of its convertible securities and warrants issued and outstanding immediately prior to the effective time of the acquisition will be converted shares of our common stock. If the transaction is consummated, we will issue shares of our common stock to the former securityholders of Jumptap in an aggregate number that will equal no more than 23.5% of the total outstanding number of common shares following the issuance. Consequently, our stockholders will own a significantly smaller percentage of our company and they should expect to exercise less influence over the management and policies of the combined company following the acquisition than they currently exercise over our management and policies.

We may be unable to realize the benefits anticipated by the Acquisition, including estimated cost savings and synergies, or it may take longer than we anticipate for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the Acquisition will depend in part on the integration of Jumptap’s business with ours. However, there can be no assurance that we will be able to operate Jumptap’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the Acquisition, the size of the combined company’s business will be significantly larger than our current business. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure you that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of Jumptap’s business to perform as expected, could harm our results of operations.

The loss of key personnel could hurt our business and our prospects.

The success of the Acquisition will depend, in part, on our ability to retain key employees who continue employment with the combined company after the Acquisition is completed. If any of these key employees terminate their employment, our sales, marketing or development activities might be negatively impacted and management’s attention might be diverted from successfully integrating Jumptap’s operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any such key employees who leave the combined company.

Our success will also depend on relationships with third parties and pre-existing customers of us and Jumptap, which relationships may be affected by customer preferences or public attitudes about the Acquisition.

Our success following the Acquisition will be dependent on the ability to maintain and renew relationships with pre-existing customers and other clients of both our company and Jumptap and to establish new advertiser and developer relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts and other business relationships, or that we will be able to enter into or maintain new customer contracts and other business relationships on acceptable terms, if at all. Our failure to maintain important customer relationships could harm our reputation, while also negatively impacting the financial condition and results of operations of the combined company.

Charges to earnings resulting from the Acquisition may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the Acquisition to Jumptap’s net tangible assets and intangible assets based on their fair values as of the date of the Acquisition, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that will be inherently uncertain. After the Acquisition, the following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•                  impairment of goodwill;

•                  charges for the amortization of identifiable intangible assets and for stock-based compensation;

•                  accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•                  charges to income to eliminate certain of our pre-merger activities that duplicate those of Jumptap or to reduce our cost structure.

Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Risks Related to Our Business and Our Industry

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future. Accordingly, we may never achieve profitability.

We incurred net losses of $6.8 million for the first six months of 2013 and $5.4 million for the year ended December 31, 2012, and we had an accumulated deficit of $56.9 million as of June 30, 2013. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully, even if we complete the Acquisition.

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

Our business will suffer to the extent that our developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, we are aware of companies that have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third-party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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

In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Android™ platform operating system and, through its ownership of Motorola Mobility, it controls a significant number of additional mobile devices. If our mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them or our ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

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

We depend on developers to provide us with space within their apps, which we refer to as “advertising inventory”, on which we deliver ads. The developers that sell their advertising inventory to us are not required to provide any minimum amounts of advertising space to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to developers allow them to make decisions as to how to allocate advertising inventory among us and other advertising providers, some of which may be our competitors. A third party acting as a mediator on behalf of developers, or any competing mediation tools embedded within a developer’s apps, could result in pressure on us to increase the prices we pay to developers for that inventory or otherwise block our access to developer inventory, without which we would be unable to deliver ads on behalf of our advertiser clients.

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

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and responding to these kinds of requests could also cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenue may decline.

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

In the course of providing our services, we transmit and store information related to mobile devices and the ads we place, including a device’s geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user’s consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. Any such proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

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

The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is focused on the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In December 2012, the FTC adopted revisions to the Children’s Online Privacy Protection Act, or COPPA, that went into effect on July 1, 2013. COPPA imposes a number of obligations on operators of websites and online services including mobile apps, such as obtaining parental consent, if the operator collects specified information from users and either the site or service is directed to children under 13 years old or the site or service knows that a specific user is a child under 13 years old. The changes broaden the applicability of COPPA, including the types of information that are subject to these regulations, and may apply to information that we or our clients collect through mobile devices or apps that, prior to the adoption of these new regulations, was not subject to COPPA. These revisions impose new compliance burdens on us. In February 2013, the FTC issued a staff report containing recommendations for best practices with respect to consumer privacy for the mobile industry. To the extent that we or our clients choose to adopt these recommendations, or other regulatory or industry requirements become applicable to us, we may have greater compliance burdens.

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

Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platform to deliver ads and measure them on a CPM, CPC or CPA basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users’ responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not ultimately be successful in preventing system failures.

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

Our future success is substantially dependent on the continued service of our senior management team, particularly Paul Palmieri, our chief executive officer, Michael Avon, our executive vice president, or EVP, and chief financial officer, Mollie Spilman, our EVP, Global Sales and Marketing, and Matt Gillis, our EVP, Global Product and Platform. We do not maintain key-person insurance on any of these employees. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales, and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in April 2013, and we have entered into a definitive agreement to acquire Jumptap, a competing mobile advertising company, in a transaction that we expect to close in the fourth quarter of 2013. These and future acquisitions or investments may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could disrupt or harm our business, including:

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

•                  litigation related to activities of the acquired company, including claims by terminated employees, clients, former stockholders or other third parties;

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our current fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for this year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering in March 2012, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. As described in this report, in connection with our proposed acquisition of Jumptap and subject to the approval of our stockholders, we may issue shares of our common stock to the former securityholders of Jumptap in an aggregate number that will equal no more than 23.5% of the total outstanding number of common shares following the issuance. These and any future issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

As of June 30, 2013, our current executive officers, directors and beneficial owners of 10% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 44% of our outstanding common stock, without giving effect to shares of common stock that our officers, directors, and beneficial owners may acquire in the future pursuant to outstanding stock options or restricted stock units. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

As a public company listed in the United States, and particularly after we cease to be an “emerging growth company,” we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 29, 2012, other than the $13.8 million in proceeds used for the acquisition of Metaresolver, Inc. and up to $12.0 million that may be used for the acquisition of Jumptap, Inc., in each case as described in this report.

Item 6.   Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(6)	Consulting Agreement, dated as of April 4, 2013, by and between Millennial Media, Inc. and Stephen Root.

10.2	Sixth Amendment to the 2008 Can Company Lease Agreement, dated May 9, 2013.

10.3	Seventh Amendment to the 2008 Can Company Lease Agreement, dated June 28, 2013.

10.4	First Amendment to Loan and Security Agreement, dated March 14, 2013.

10.5	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

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

(1)            Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(2)            Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein

(3)            Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(4)            Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)           Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(6)           Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

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

Millennial Media, Inc. (Registrant)

Date: August 14, 2013	By	/s/ PAUL J. PALMIERI
Paul Palmieri President and Chief Executive Officer (on behalf of the registrant)

Date: August 14, 2013		/s/ MICHAEL B. AVON
Michael Avon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(6)	Consulting Agreement, dated as of April 4, 2013, by and between Millennial Media, Inc. and Stephen Root.

10.2	Sixth Amendment to the 2008 Can Company Lease Agreement, dated May 9, 2013.

10.3	Seventh Amendment to the 2008 Can Company Lease Agreement, dated June 28, 2013.

10.4	First Amendment to Loan and Security Agreement, dated March 14, 2013.

10.5	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

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

32*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)            Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(2)            Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(3)            Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(4)            Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)           Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(6)           Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

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