Form 10-Q/A
period 2013-06-30
Millennial Media Inc.
filed 2013-08-19
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

In Exhibit 32 (the “Certification”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 14, 2013 (the “Original Filing”), we referenced our Quarterly Report on Form 10-Q for the period ended March 31, 2013 in the Certification. This Amendment on Form 10-Q/A is being filed to reference the correct Quarterly Report in the Certification.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A does not modify or update disclosures in the Original Filing or reflect events subsequent to the Original Filing.

PART II. OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

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

Millennial Media, Inc.
(Registrant)

Date: August 19, 2013	By	/s/ PAUL J. PALMIERI
Paul Palmieri President and Chief Executive Officer (on behalf of the registrant)

Date: August 19, 2013		/s/ MICHAEL B. AVON
Michael Avon Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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