Form 10-Q
period 2013-09-30
Millennial Media Inc.
filed 2013-11-14
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2013 was 81,495,152.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,200	$137,439
Accounts receivable, net of allowances of $3,487 and $2,673 as of September 30, 2013 and December 31, 2012, respectively	58,521	59,179
Prepaid expenses and other current assets	3,502	1,966
Total current assets	183,223	198,584

Long-term assets:
Property and equipment, net	8,199	6,850
Goodwill	11,124	1,348
Intangible assets, net	2,660	913
Other assets	1,060	754
Total long-term assets	23,043	9,865
Total assets	$206,266	$208,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,616	$3,788
Accrued cost of revenue	33,848	34,430
Accrued payroll and payroll related expenses	5,151	6,038
Deferred revenue	486	169
Total current liabilities	46,101	44,425

Other long-term liabilities	275	243
Total liabilities	46,376	44,668

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 81,445,671 and 79,182,913 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	81	79
Additional paid-in capital	221,432	213,823
Accumulated other comprehensive loss	(170)	(78)
Accumulated deficit	(61,453)	(50,043)
Total stockholders’ equity	159,890	163,781
Total liabilities and stockholders’ equity	$206,266	$208,449

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$56,061	$47,366	$162,508	$119,707
Cost of revenue	33,860	28,005	95,559	71,683
Gross profit	22,201	19,361	66,949	48,024
Operating expenses:
Sales and marketing	8,626	5,922	25,119	16,561
Technology and development	3,939	4,667	12,203	10,084
General and administrative	14,232	10,491	40,970	28,428
Total operating expenses	26,797	21,080	78,292	55,073
Loss from operations	(4,596)	(1,719)	(11,343)	(7,049)
Other income (expense)
Interest expense, net	(15)	(14)	(36)	(52)
Other expense	—	—	—	(834)
Total other income (expense)	(15)	(14)	(36)	(886)
Loss before income taxes	(4,611)	(1,733)	(11,379)	(7,935)
Income tax benefit (expense)	6	(36)	(31)	(46)
Net loss	(4,605)	(1,769)	(11,410)	(7,981)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(1,328)
Net loss attributable to common stockholders	$(4,605)	$(1,769)	$(11,410)	$(9,309)

Net loss per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.14)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	81,277	75,499	79,924	55,146

Stock-based compensation expense included above:
Sales and marketing	$177	$286	$622	$410
Technology and development	176	2,037	1,503	2,889
General and administrative	1,284	903	4,674	1,974

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(4,605)	$(1,769)	$(11,410)	$(7,981)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(17)	49	(96)	13
Foreign currency translation adjustments	(8)	(52)	4	(40)
Total comprehensive loss	$(4,630)	$(1,772)	$(11,502)	$(8,008)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2012	79,182,913	79	213,823	(78)	(50,043)	$163,781
Issuance of common stock in connection with exercises of stock options	2,032,872	2	1,224	—	—	1,226
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	229,886	—	(414)	—	—	(414)
Stock-based compensation expense	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(11,410)	(11,410)
Intra-entity foreign currency transaction adjustments	—	—	—	(96)	—	(96)
Foreign currency translation adjustments	—	—	—	4	—	4
Balance, September 30, 2013	81,445,671	$81	$221,432	$(170)	$(61,453)	$159,890

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(11,410)	$(7,981)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	6,799	5,273
Non-cash change in fair value of Series B warrant	—	834
Bad debt expense	1,229	1,123
Depreciation and amortization	3,144	1,593
Amortization of deferred financing fees	17	21
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	(419)	(17,312)
Prepaid expenses and other current assets	(1,299)	(695)
Other assets	(423)	(150)
Accounts payable and accrued expenses	2,377	2,274
Accrued cost of revenue	(582)	7,264
Accrued payroll and payroll related expenses	(883)	1,263
Other long-term liabilities	17	62
Deferred revenue	314	(34)
Net cash and cash equivalents used in operating activities	(1,119)	(6,465)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(11,676)	—
Purchases of property and equipment	(4,139)	(3,480)
Net cash and cash equivalents used in investing activities	(15,815)	(3,480)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	115,089
Proceeds from exercises of stock options	1,226	499
Withholdings for vesting of restricted stock units	(414)	—
Net cash and cash equivalents provided by financing activities	812	115,588
Effect of exchange rates on cash and cash equivalents	(117)	54
Net (decrease) increase in cash and cash equivalents	(16,239)	105,697

Cash and cash equivalents, beginning of the period	137,439	16,707
Cash and cash equivalents, end of the period	$121,200	$122,404

Supplemental disclosure of noncash investing and financing activities
Accretion of dividends on redeemable convertible preferred stock	$—	$1,328
Accretion of issuance costs on redeemable convertible preferred stock	$—	$6

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements

1.              Description of Business

Millennial Media, Inc. (the “Company”) was incorporated in the state of Delaware in May 2006. The Company is engaged in the business of providing mobile advertising solutions to advertisers and developers. Its technology, tools and services help developers to maximize their advertising revenue, acquire users and gain insight about their users. The Company offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver rich and engaging ad experiences to consumers on their mobile connected devices.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of September 30, 2013 and December 31, 2012 there were $486,000 and $169,000, respectively, of services for which cash payments were received in advance of the Company’s performance of the service under the arrangement and recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

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

Prior to the closing of the IPO, all changes in the fair value of the warrant were recorded in other expense in the Company’s consolidated statements of operations. The Company recorded other expense of $834,000 for the nine months ended September 30, 2012 related to the fair value adjustment of the warrant. On April 3, 2012, upon closing of the IPO, the warrant converted to a warrant to purchase common stock and the liability at its then fair value of $1.0 million was reclassified to additional paid-in capital.

3.         Acquisition

On April 1, 2013, the Company completed the acquisition of all of the outstanding stock of Metaresolver, Inc. (“Metaresolver”), a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize their buy and deliver more relevant promotions. The cash consideration for the acquisition of Metaresolver was $13.7 million, of which $2.0 million represents potential deferred cash payments to certain of the Metaresolver founders. The deferred cash payments are subject to varying service requirements over a two-year period following the closing of the acquisition, are contingent on the Metaresolver founders’ continued service with the Company and will be recognized as compensation expense on a straight-line basis over the requisite service period. For tax purposes, the $2.0 million was included in the purchase price.

The Metaresolver acquisition was accounted for using the acquisition method of accounting. The unaudited consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2013 include the financial position and results of operations of Metaresolver from the acquisition date of April 1, 2013. The following unaudited pro forma financial information presents the Company’s consolidated financial information assuming the acquisition had taken place on January 1, 2012. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue(1)	$56,061	$47,371	$162,700	$119,712
Net loss attributable to common stockholders(1) (2)	(4,605)	(2,281)	(11,833)	(10,619)

(1) Metaresolver’s operations were fully integrated within the Company’s operations as of the acquisition date; therefore, the Company is unable to determine the revenue and earnings amounts separately attributable to Metaresolver subsequent to the acquisition date.

(2) Proforma net loss attributable to common stockholders for the three and nine months ended September 30, 2012 reflect the impact of certain expenses included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2013, but excluded from the calculation of pro forma net loss attributable to common stockholders for those periods. These expenses include acquisition-related costs of $0 and $481,000 for the three and nine months ended September 30, 2013, respectively.

The following table summarizes the fair values of the assets and liabilities acquired at the date of acquisition and recorded in the accompanying unaudited consolidated balance sheet as of September 30, 2013 (in thousands). These amounts were determined based upon valuations and studies that have yet to be finalized, and accordingly, the assets and liabilities recorded below are subject to adjustment once the detailed analyses are completed:

Accounts receivable, net	$150
Prepaid expenses and other current assets	22
Property and equipment, net	47
Goodwill	9,776
Developed technology intangible asset	2,048
Other assets	5
Total assets acquired	12,048
Accounts payable	223
Other current liabilities	149
Total liabilities assumed	372
Purchase price	$11,676
Cash acquired	$110

The developed technology intangible asset is being amortized over its estimated useful life of ten years. Amortization expense was $51,000 and $102,000 for the three and nine months ended September 30, 2013 and is included in general and administrative expenses on the accompanying consolidated statements of operations. Goodwill recognized from the transaction results from expected synergies and the acquired workforce. The Metaresolver acquisition was accounted for as a stock acquisition and, as such, none of the goodwill is deductible for tax purposes.

The Company recognized $0 and $481,000 of acquisition-related costs for the three and nine months ended September 30, 2013, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

On November 6, 2013, the Company completed its acquisition of Jumptap, Inc. See note 8 for additional details.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance at September 30, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$68,433	$68,433	$—	$—
	$68,433	$68,433	$—	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$108,419	$108,419	$—	$—
	$108,419	$108,419	$—	$—

(1)         Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $52.8 million and $29.0 million of operating cash balances as of September 30, 2013 and December 31, 2012, respectively.

5.              Stock-Based Compensation

As of September 30, 2013, there were options outstanding to purchase an aggregate of 2,821,500 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended. In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved an additional 6,258,951 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of September 30, 2013, options to purchase 2,801,653 shares of common stock and 509,139 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. Upon adoption of the 2012 Plan, no additional awards under the 2006 Equity Incentive Plan may be issued, although outstanding awards under the 2006 Equity Incentive Plan continue to vest in accordance with their terms until exercised, forfeited or expired. As of September 30, 2013, 2,948,159 shares are available for future grant under the 2012 Plan.

Stock compensation expense recognized by the Company for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock option awards	$1,024	$734	$2,798	$1,859
Restricted stock awards	70	1,991	1,233	2,802
RSUs	543	501	2,768	612
Total recognized stock-based compensation expense	$1,637	$3,226	$6,799	$5,273

During the three and nine months ended September 30, 2013 the Company incurred $0 and $1.4 million, respectively, in stock-based compensation expense for the acceleration and modification of equity awards for certain employees who left the Company.

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Risk-free interest rate	1.6%— 1.8%	0.8%— 0.9%	0.9% — 1.8%	0.8% — 1.3%
Expected life	6.0 years	6.0 years	6.0 years	5.7 — 6.1 years
Expected volatility	55%	55%	55%	53% — 55%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value	$4.68	$6.40	$3.93	$5.82

The following is a summary of option activity for the nine months ended September 30, 2013:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2013	5,600,021	$2.55
Granted	2,345,200	7.64
Exercised	(2,032,872)	0.63
Forfeited	(278,219)	8.50
Expired	(10,977)	1.91
Options outstanding at September 30, 2013	5,623,153	$5.06	8.05	$15,080

Options exercisable at September 30, 2013	2,468,206	$2.47	6.22	12,927

Options vested and expected to vest at September 30, 2013	5,472,565	$5.06	7.81	15,700

The total compensation cost related to unvested awards not yet recognized as of September 30, 2013 totaled $10.8 million and will be recognized over a weighted-average period of approximately 3.2 years.

The aggregate intrinsic value of all stock options exercised during the nine months ended September 30, 2013 and 2012 was $16.3 million and $17.1 million respectively. The total fair value of stock options that vested during the nine months ended September 30, 2013 and 2012 was $2.8 million and $1.6 million, respectively.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As of September 30, 2013, a total of 1,341,986 shares had been released from restriction.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At September 30, 2013, unrecognized compensation expense relating to the restricted stock awards was $307,000 and the aggregate intrinsic value of the unvested restricted stock was $750,000. The unrecognized compensation expense will be amortized for the remaining vesting period based on the vesting schedules of the awards.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the nine months ended September 30, 2013:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2013	444,549	$12.71
Granted	358,127	7.39
Vested	(271,337)	11.54
Forfeited	(22,200)	9.71
RSUs outstanding at September 30, 2013	509,139	$9.71

At September 30, 2013, unrecognized compensation expense related to the RSUs was $4.4 million. The unrecognized compensation expense will be amortized on a straight-line basis through July 2017.

6.              Net Loss Per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net loss per share because the Company has issued securities other than common stock that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. The holders of restricted common stock issued in the Condaptive acquisition are entitled to participate in distributions, if and when declared by the board of directors, that are made to common stockholders and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards, and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three- and nine-month periods ended September 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2013	2012
Unvested restricted common stock	106,094	943,043
Stock options	5,623,153	7,289,641
RSUs	509,139	17,307

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

Substantially all assets were held in the United States at September 30, 2013 and December 31, 2012.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Domestic	$40,922	$41,119	$122,715	$104,856
International	15,139	6,247	39,793	14,851
Total	$56,061	$47,366	$162,508	$119,707

8.              Subsequent Event

On November 6, 2013, the Company completed its acquisition of Jumptap, Inc. (“Jumptap”). Jumptap is a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize their buy and deliver more relevant promotions.

The acquisition date fair value of the consideration transferred to the former Jumptap securityholders was approximately $186.6 million, which consisted of the following:

Fair value of consideration transferred (in thousands, except share data)
Cash	$9,484
Common stock (24,745,470 shares)	175,445
Fair value of stock options assumed	1,699
Total	$186,628

The value of the share consideration for the Company’s common stock was based on the closing price of $7.09 on the closing date of the acquisition. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

The Jumptap acquisition was accounted for using the acquisition method of accounting. The unaudited consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2013 do not include the financial position and results of operations of Jumptap. The following unaudited pro forma financial information presents the Company’s consolidated financial information assuming the acquisition had taken place on January 1, 2012. These amounts are presented in accordance with U.S. GAAP, consistent with the Company’s accounting policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$86,319	$62,025	$232,258	$165,453
Net loss attributable to common stockholders (1)	(5,271)	(9,938)	(23,952)	$(26,181)

(1) Net loss attributable to common stockholders for the three and nine months ended September 30, 2013 includes adjustments for warrant and derivative expense, amortization of intangible assets acquired and acquisition costs.

The following table summarizes the estimated fair values of the assets and liabilities acquired as of the date of acquisition (in thousands). In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  The amount allocated to definite-lived intangible assets represents the estimated fair values of technology of $35.0 million and customer relationships of $20.8 million. These intangible assets will be amortized on a straight-line basis over the estimated remaining useful lives of 7 and 6 years for the technology and customer relationships assets, respectively.  Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives.  Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including acquired workforce, as well as expected future synergies.  The estimated fair values of assets acquired and liabilities and unvested options assumed are considered preliminary and are based on the information that was available as of the date of this report.  Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Jumptap acquisition was accounted for as a stock acquisition and, as such, none of the goodwill is deductible for tax purposes.

Net tangible assets acquired	$11,731
Customer relationships	20,810
Technology	35,030
Goodwill	119,057
Total purchase price	$186,628

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

Overview

We are the leading independent mobile advertising platform company and the second largest mobile display advertising platform overall in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer significant audience reach, sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. More than 49,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 8,500 different mobile device types and models. Our platform is compatible with all major mobile operating systems, including Apple® iOS, Android™, Windows Phone and BlackBerry®.

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

Recent Developments

On November 6, 2013, we completed our acquisition of Jumptap, Inc., or Jumptap, a privately held mobile advertising platform, pursuant to the terms of an Agreement and Plan of Reorganization, or Acquisition Agreement, dated as of August 13, 2013, and as amended on November 1, 2013, by and among us, our wholly owned subsidiary Polo Corp., and Jumptap.  At the closing, Polo Corp. was merged with and into Jumptap, which we refer to in this report as the Acquisition. As a result of the Acquisition, the separate corporate existence of Polo Corp. ceased, and Jumptap continues as the surviving corporation and a wholly-owned subsidiary of our company.

Pursuant to the Acquisition Agreement, we issued an aggregate of 24,745,470 shares of our common stock to the former securityholders of Jumptap and participants in Jumptap’s Management Incentive Plan, or MIP, and we also assumed options to purchase Jumptap stock, which were converted into options to purchase 861,584 shares of our common stock.  In the aggregate, the shares issued and options assumed equaled approximately 22.8% of the total number of shares of our common stock on a fully diluted basis following the closing of the Acquisition.  Of the shares of common stock we issued in connection with the Acquisition, 2,560,709  shares are being held in escrow as partial security for the indemnification obligations of the Jumptap securityholders and management participants in the MIP.  We also paid an aggregate of $9.5 million in cash consideration in lieu of shares under the terms of the Acquisition Agreement.   All outstanding warrants exercisable for, and all outstanding debt instruments convertible into, common stock of Jumptap, were exchanged for a portion of the 24,745,470 shares of our common stock issued at the closing.

Based on the issuance of an aggregate of 24,745,470 shares of our common stock at the closing, each valued at $7.09, the closing price per share of our common stock on November 6, 2013, and including options assumed with a fair value of $1.7 million and the $9.5 million in cash consideration, the transaction was valued at an aggregate of $186.6 million.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages and per share amounts)
Revenue	$56,061	$47,366	$162,508	$119,707
Gross margin	39.6%	40.9%	41.2%	40.1%
Net loss	$(4,605)	$(1,769)	$(11,410)	$(7,981)
Adjusted EBITDA	$220	$2,138	$1,368	$(1,017)
Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.14)	$(0.17)
Diluted non-GAAP net income (loss) per share	$0.00	$0.03	$0.02	$(0.02)

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

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following tables present reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(4,605)	$(1,769)	$(11,410)	$(7,981)
Adjustments:
Interest expense, net	15	14	36	52
Income tax (benefit) expense	(6)	36	31	46
Depreciation and amortization expense	1,142	631	3,144	1,593
Acquisition-related costs	1,787	—	2,268	—
Deferred compensation	250	—	500	—
Stock-based compensation expense	1,637	3,226	6,799	5,273
Total net adjustments	4,825	3,907	12,778	6,964
Adjusted EBITDA	$220	$2,138	$1,368	$(1,017)

The following tables present reconciliations of GAAP net loss per share attributable to common stockholders to diluted non-GAAP net income (loss) per share for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss per share	$(0.06)	$(0.02)	$(0.14)	$(0.17)
Adjustments:
Accretion of dividends on preferred	—	—	—	0.02
Interest expense, net	0.00	0.00	0.00	0.00
Income tax benefit (expense)	(0.00)	0.00	0.00	0.00
Depreciation and amortization expense	0.02	0.01	0.04	0.03
Acquisition-related costs	0.02	—	0.03	—
Deferred compensation	0.00	—	0.01	—
Stock-based compensation expense	0.02	0.04	0.08	0.10
Total net adjustments	0.06	0.05	0.16	0.15
Diluted non-GAAP net income (loss) per share	$0.00	$0.03	0.02	$(0.02)
Diluted weighted average common shares outstanding	83,526	82,173	83,346	55,146

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

Brand advertisers have typically represented about 60% of our annual revenues, with performance advertisers generating the remainder.  Historically, we have not experienced meaningful trends in the mix of our annual revenue between these types of advertisers; however, the composition of revenue from brand and performance advertisers on our platform often changes throughout the year. For example, we typically see a larger proportion of our revenue derived from brand advertisers in the second and fourth quarters, reflecting what we believe to be traditional seasonality in the advertising industry due to increased consumer spending going into the summer and winter holiday seasons.  We tend to see the lowest percentage of brand advertising and the highest percentage of performance advertising in the first quarter of the year.  Following these seasonal trends, brand advertising typically represents between one-half and two-thirds of our revenue in any particular quarter.  In addition, based on our historical experience, a higher percentage of our international revenue is derived from performance advertisers than is the percentage for domestic revenues, although there is a wide variation from country to country, even within a global region, of the mix between performance and brand advertising in any particular quarter.

During the nine months ended September 30, 2013, and particularly during the three months ended September 30, 2013, we have experienced a decline in our U.S. performance advertising business and corresponding increase in the percentage of our business from brand advertisers. We believe this decline was the result of certain performance advertisers looking to drive downloads of their applications moving their business to competitive platforms, particularly those that enabled them to buy across multiple mobile exchanges. Jumptap, which we recently acquired, had captured a meaningful portion of this business. After we announced the Acquisition on August 13, 2013, we saw an acceleration of this trend, as some performance advertisers consolidated their spending on Jumptap’s buying platform understanding that Jumptap could purchase advertising through us as needed. We believe the Acquisition will help reverse the trend of slowing growth in our U.S. performance business.

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

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of any equity instrument in the applicable operating expense category based on the respective equity award recipient’s function. Additionally, with the close of our Acquisition and our assumption of the Jumptap sales and marketing, technology and development and general and administrative functions, we expect to see an immediate increase in our operating expenses.

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

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three and nine month periods ended September 30, 2013 and 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. During the nine months ended September 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$56,061	100.0%	$47,366	100.0%	$8,695	18.4%
Cost of revenue	33,860	60.4	28,005	59.1	5,855	20.9
Gross profit	22,201	39.6	19,361	40.9	2,840	14.7
Operating expenses:
Sales and marketing	8,626	15.4	5,922	12.5	2,704	45.7
Technology and development	3,939	7.0	4,667	9.9	(728)	(15.6)
General and administrative	14,232	25.4	10,491	22.1	3,741	35.7
Total operating expenses	26,797	47.8	21,080	44.5	5,717	27.1
Loss from operations	(4,596)	(8.2)	(1,719)	(3.6)	(2,877)	167.4
Other income (expense):
Interest expense, net	(15)	—	(14)	0.0	(1)	7.1
Total other income (expense)	(15)	0.0	(14)	0.0	(1)	7.1
Loss before income taxes	(4,611)	(8.2)	(1,733)	(3.7)	(2,878)	166.1
Income tax benefit (expense)	6	0.0	(36)	(0.1)	42	(116.7)
Net loss	$(4,605)	(8.2)%	$(1,769)	(3.7)%	$(2,836)	160.3

Revenue. Revenue was $56.1 million for the quarter ended September 30, 2013, compared to $47.4 million for the quarter ended September 30, 2012, an increase of $8.7 million, or 18.4%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 19.0% during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 and represented 76.6 % of our total revenue for the quarter ended September 30, 2013 as compared to 75.6% of our total revenue for the quarter ended September 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the quarter. We believe that existing advertisers tend to increase their spending with us once we have demonstrated to them the potential return on investment from using our platform.

When we discuss existing advertising clients for any period, we are referring to advertising clients who had, as of the beginning of the period being discussed, previously advertised on our platform at any time. If an existing client advertises a new brand on our platform, or a subsidiary of an existing client begins advertising on our platform, we also categorize those as existing clients.

Our revenue from international operations increased to $15.1 million, or 27.0% of total revenue, for the quarter ended September 30, 2013, from $6.2 million, or 13.2% of total revenue, for the quarter ended September 30, 2012. The revenue growth in our international operations during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 was primarily attributable to an increase in revenue from new performance advertiser clients in Europe and Asia for the quarter ended September 30, 2013 and an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. Therefore, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States. As a result, our revenue from advertising delivered to U.S. consumers was higher than the revenue derived from advertising sold in the United States in the third quarter of 2013.

We also increased the size of our overall sales force during the quarter ended September 30, 2013 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $33.9 million, or 60.4% of revenue, for the quarter ended September 30, 2013, an increase of $5.9 million, or 20.9%, from $28.0 million, or 59.1% of revenue, for the quarter ended September 30, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The increase in cost of revenue as a percentage of revenue and corresponding decrease in gross margin for the quarter ended September 30, 2013 was primarily the result of fixed price arrangements with certain developers in order to increase the amount of ad space that we received from them. Though we have historically entered into a limited number of fixed price arrangements with these developers, we entered into a larger number of sometimes less profitable price arrangements with these developers between the signing and closing of the Acquisition than we typically would have in a particular quarter. We entered into these arrangements in order to ensure that we would be able to maintain sufficient ad inventory during that pre-closing period. The uncertainty around a large acquisition, such as the Jumptap acquisition, can cause supply disruptions in the advertising market and we therefore believed it was prudent to enter into more fixed price arrangements than we typically would in a given quarter.

Sales and marketing. Sales and marketing expense was $8.6 million, or 15.4% of revenue, for the quarter ended September 30, 2013, an increase of $2.7 million, or 45.7%, from $5.9 million, or 12.5% of revenue, for the quarter ended September 30, 2012. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $1.4 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased to 152 at September 30, 2013 from 107 at September 30, 2012. In addition, we experienced a $1.0 million increase in our marketing programs and travel expenses.

Technology and development. Technology and development expense was $3.9 million, or 7.0% of revenue, for the quarter ended September 30, 2013, a decrease of $728,000, or 15.6%, from $4.7 million, or 9.9% of revenue, for the quarter ended September 30, 2012. The decrease in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $1.8 million decrease primarily associated with a one-time stock-based compensation cost recorded in the prior year related to the departure of certain employees in the technology and development functions and acceleration of unvested stock awards, partially offset by a $1.1 million increase in salaries and personnel costs. The number of full-time technology and development employees increased to 91 at September 30, 2013 from 73 at September 30, 2012.

General and administrative. General and administrative expense was $14.2 million, or 25.4% of revenue, for the quarter ended September 30, 2013, an increase of $3.7 million, or 35.7%, from $10.5 million, or 22.1% of revenue, for the quarter ended September 30, 2012. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $1.5 million increase in salaries and personnel-related costs, associated with an increase in headcount and stock-based compensation expense. We also incurred an additional $205,000 in depreciation expense for capital expenditures, $1.8 million of acquisition-related costs related to the acquisition of Jumptap and $250,000 of deferred compensation expense related to our acquisition of Metaresolver, Inc., or Metaresolver, that closed on April 1, 2013. The number of full-time general and administrative employees increased to 194 at September 30, 2013 from 143 at September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	2013		2012
	(in thousands)
		Percentage of		Percentage of	Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue	$162,508	100.0%	$119,707	100.0%	$42,801	35.8%
Cost of revenue	95,559	58.8	71,683	59.9	23,876	33.3
Gross profit	66,949	41.2	48,024	40.1	18,925	39.4
Operating expenses:
Sales and marketing	25,119	15.5	16,561	13.8	8,558	51.7
Technology and development	12,203	7.5	10,084	8.4	2,119	21.0
General and administrative	40,970	25.2	28,428	23.7	12,542	44.1
Total operating expenses	78,292	48.2	55,073	46.0	23,219	42.2
Loss from operations	(11,343)	(7.0)	(7,049)	(5.9)	(4,294)	60.9
Other income (expense):
Interest expense, net	(36)	0.0	(52)	0.0	16	(30.8)
Other expense	—	0.0	(834)	(0.7)	834	(100.0)
Total other income (expense)	(36)	0.0	(886)	(0.7)	850	(95.9)
Loss before income taxes	(11,379)	(7.0)	(7,935)	(6.6)	(3,444)	43.4
Income tax expense	(31)	0.0	(46)	—	15	(32.6)
Net loss	$(11,410)	(7.0)%	$(7,981)	(6.7)%	$(3,429)	43.0

Revenue. Revenue was $162.5 million for the nine months ended September 30, 2013, compared to $119.7 million for the nine months ended September 30, 2012, an increase of $42.8 million, or 35.8%. This growth was primarily attributable to an increase in the number of advertiser clients using our platform as well as an increase in spending from our existing advertiser clients. Revenue from our existing advertiser clients increased by 40.6% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and represented 85.8% of our total revenue for the nine months ended September 30, 2013 as compared to 82.2% of our total revenue for the nine months ended September 30, 2012. The increase in revenue from existing clients was driven by additional campaigns from brands that had previously advertised with us, larger campaign sizes and new brands owned by existing clients that began advertising with us during the nine month period. We believe that existing advertisers tend to increase their spending with us once we have demonstrated to them the potential return on investment from using our platform.

Our revenue from international operations increased to $39.8 million, or 24.5% of total revenue, for the nine months ended September 30, 2013, from $14.9 million, or 12.4% of total revenue, for the nine months ended September 30, 2012. The revenue growth in our international operations during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to an increase in revenue from one of our new performance advertiser clients in Europe and an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We also increased the size of our overall sales force during the nine months ended September 30, 2013 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $95.6 million, or 58.8% of revenue, for the nine months ended September 30, 2013, an increase of $23.9 million, or 33.3%, from $71.7 million, or 59.9% of revenue, for the nine months ended September 30, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross margin for the nine months ended September 30, 2013 was primarily the result of overall more favorable pricing terms that we were able to negotiate with some of our existing developers because of our prior performance in monetizing ad space for those developers, as well as increased demand for our solutions from new developers, many of which use our  mMedia self-service portal, from which we were able to negotiate a lower revenue share.  We also improved the optimization algorithms inherent in our ad delivery process, which enabled us to deliver more ads to apps from developers with which we had negotiated lower revenue share percentages, while delivering the same or better results to advertisers than we would be able to deliver on other sites or apps with higher revenue share percentages. These decreases in cost of revenue were partially offset by fixed price arrangements with certain developers in order to increase the amount of ad space that we received from them.

Sales and marketing. Sales and marketing expense was $25.1 million, or 15.5% of revenue, for the nine months ended September 30, 2013, an increase of $8.5 million, or 51.7%, from $16.6 million, or 13.8% of revenue, for the nine months ended September 30, 2012. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $5.9 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees increased to 152 at September 30, 2013 from 107 at September 30, 2012. In addition, we experienced a $1.8 million increase in our marketing programs and travel expenses and increased depreciation expense of $404,000 for the nine months ended September 30, 2013.

Technology and development. Technology and development expense was $12.2 million, or 7.5% of revenue, for the nine months ended September 30, 2013, an increase of $2.1 million, or 21%, from $10.1 million, or 8.4% of revenue, for the nine months ended September 30, 2012. The increase in technology and development expense was primarily attributable to a $3.0 million increase in salaries and personnel-related costs associated with an increase in headcount as we increased the number of technology and development personnel. This increase was offset by a decrease of $1.4 million in stock-based compensation expense associated with an additional one-time stock-based compensation expense in the prior year related to the departure of certain employees in the technology and development functions. The number of full-time technology and development employees increased to 91 at September 30, 2013 from 73 at September 30, 2012. The decrease in technology and development expense as a percentage of revenue for the nine months ended September 30, 2013 was primarily attributable to higher stock-based compensation expense in the prior year.

General and administrative. General and administrative expense was $41.0 million, or 25.2% of revenue, for the nine months ended September 30, 2013, an increase of $12.6 million, or 44.1%, from $28.4 million, or 23.7% of revenue, for the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $6.8 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, which includes $1.4 million of additional stock-based compensation expense and $477,000 of severance payments for terminated employees. We incurred an additional $106,000 in bad debt expense, an additional $637,000 in depreciation expense for capital expenditures, $2.8 million of acquisition-related costs and deferred compensation expense related to the Metaresolver and Jumptap transactions, and an additional $2.3 million in overhead costs to support our growing employee base. The number of full-time general and administrative employees increased to 194 at September 30, 2013 from 143 at September 30, 2012. Additionally, we experienced higher overhead costs in 2013 as a result of having been a public company for the full period, as compared to 2012, when we were a public company for only a portion of the year. The increase in general and administrative expense as a percentage of revenue for the nine months ended September 30, 2013 was primarily attributable to our increase in general and administrative headcount.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings and raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. The loan agreement was last amended in October 2013. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on May 9, 2014. As of September 30, 2013, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of September 30, 2013, we had $304,000 in standby letters of credit outstanding against the available balance under the line of credit.

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

Cash Flows

Our cash and cash equivalents at September 30, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at September 30, 2013 and December 31, 2012. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,119)	$(6,465)
Investing activities	(15,815)	(3,480)
Financing activities	812	115,588

Operating Activities

For the nine months ended September 30, 2013, our net cash used in operating activities of $1.1 million consisted of a net loss of $11.4 million and $898,000 of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $11.2 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $6.8 million, depreciation and amortization expense of $3.1 million and bad debt expense of $1.2 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The changes in working capital primarily consisted of changes in accounts receivable of $419,000, primarily the result of timing of cash collections, and changes in prepaid expenses and other current assets of $1.3 million, as we had a number of annual contracts that began in the second half of 2013, in addition to the deferred compensation recorded as part of the Metaresolver acquisition in the first half of 2013, offset by $2.4 million of changes in accounts payable and accrued expenses. The primary drivers for this change in accounts payable and accrued expenses were $340,000 in higher accounts payable due to the timing of payments, increases in additional accrued audit and tax fees of $481,000, $1.2 million in additional accrued legal costs primarily related to the Metaresolver and Jumptap acquisitions, $268,000 in additional accrued travel costs, and an additional $111,000 in deferred tax liabilities.

For the nine months ended September 30, 2012, our net cash used in operating activities of $6.5 million consisted of a net loss of $8.0 million and $7.3 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $8.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $5.3 million, non-cash change in the fair value of our Series B preferred stock warrant of $834,000 which was reclassified to additional paid-in capital on April 3, 2012 upon the closing of our IPO, depreciation and amortization expense of $1.6 million and bad debt expense of $1.1 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $17.3 million, primarily driven by increased revenue during the period as we expanded our operations both domestically and internationally. These decreases in working capital were partially offset by increases in operating cash flow due to a $7.3 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment and payments made for acquisitions.

For the nine months ended September 30, 2013 and 2012, net cash used in investing activities was $15.8 million and $3.5 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2013 included $11.7 million paid for the acquisition of Metaresolver, net of cash acquired. Additionally, for the nine months ended September 30, 2013 and 2012, net cash used in investing activities included purchases of property and equipment of $4.1 million and $3.5 million, respectively.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $812,000, consisting primarily of $1.2 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $414,000.

For the nine months ended September 30, 2012, net cash provided by financing activities was $115.6 million, consisting primarily of $115.1 million in net proceeds from our IPO. In addition, we received cash of $500,000 upon the exercise of stock options.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2012 through September 30, 2013. Information regarding our market risk at December 31, 2012 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Augme Technologies, Inc. v. Millennial Media, Inc.  On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us. Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled “Method and Code Module For Adding Function To A Web Page,” U.S. Patent No. 7,269,636 entitled “Method and Code Module For Adding Function To A Web Page,” and U.S. Patent No. 6,594,691 entitled “Method and System For Adding Function To A Web Page.” We answered the complaint on July 5, 2012. Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question. Augme disclosed its initial infringement contentions on January 2, 2013. We disclosed our invalidity contentions on February 1, 2013. Discovery remains in the early stages in the case. The parties have agreed to a stay of the litigation proceedings until December 1, 2013 while engaged in settlement discussions.

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the defendants’ request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent claims in the first office action. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all claims of the patent-in-suit. The PTO entered its final rejection, also known as Right of Appeal Notice, on May 10, 2013 rejecting all claims of the patent-in-suit.  The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013.  The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation.  The court entered orders maintaining the stay of litigation on May 8, 2013 and August 14, 2013.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non-infringement and invalidity of the patents in question. We have filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013.  The case was opened in the Northern District of California on September 17, 2013.   An initial case management conference is set for December 17, 2013.

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

Risks Related to Our Acquisition of Jumptap

The consummation of our acquisition of Jumptap could have a negative impact on our business, or on our stock price.

On November 6, 2013, we completed our acquisition of Jumptap, a competing mobile advertising company, in which we acquired all of the outstanding shares of capital stock of Jumptap. We refer to this transaction in this report as the Acquisition. The closing of the Acquisition could disrupt our and Jumptap’s businesses in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

•                  our and Jumptap’s customers and other third-party business partners may seek to terminate or renegotiate their relationships as a result of the Acquisition, whether pursuant to the terms of their existing agreements with us or Jumptap, or otherwise;

•                  the attention of our management may be directed toward the integration of our businesses and related matters and may be diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us; and

•                  current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

The issuance of our shares in the Acquisition diluted the voting power and economic interests of our current stockholders.

Upon consummation of the Acquisition, all of Jumptap’s capital stock and certain of its convertible securities and warrants issued and outstanding immediately prior to the effective time of the Acquisition were converted into shares of our common stock. We issued 24,745,470 shares of our common stock to the former securityholders of Jumptap, and we also assumed options that are now exercisable for 861,584 shares of our common stock to the former securityholders of Jumptap, together representing approximately 22.8% of the total number of common shares following the Acquisition on a fully diluted basis. Consequently, our stockholders prior to the Acquisition now own a smaller percentage of the combined company and they should expect to exercise less influence over the management and policies of the combined company following the Acquisition than they previously exercised over our management and policies.

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

The success of the Acquisition will depend, in part, on our ability to retain key employees who continue employment with the combined company now that the Acquisition is completed. If any of these key employees terminate their employment, our sales, marketing or development activities might be negatively impacted and management’s attention might be diverted from successfully integrating Jumptap’s operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any such key employees who leave the combined company.

Our success will also depend on relationships with third parties and pre-existing customers of both companies, which relationships may be affected by customer preferences or public attitudes about the Acquisition.

Our success following the Acquisition will be dependent on the ability to maintain and renew relationships with pre-existing customers and other clients of both our company and Jumptap and to establish new advertiser and developer relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts and other business relationships, or that we will be able to enter into or maintain new customer contracts and other business relationships on acceptable terms, if at all. Our failure to maintain important customer relationships could harm our reputation, while also negatively impacting our financial condition and results of operations of the combined company.

Charges to earnings resulting from the Acquisition may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the Acquisition to Jumptap’s net tangible assets and intangible assets based on their fair values as of the date of the Acquisition, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•                  impairment of goodwill;

•                  charges for the amortization of identifiable intangible assets and for stock-based compensation;

•                  accrual of newly identified pre-acquisition contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•                  charges to income to eliminate certain of our pre-acquisition activities that duplicate those of Jumptap or to reduce our cost structure.

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

We incurred net losses of $11.4 million for the first nine months of 2013 and $5.4 million for the year ended December 31, 2012, and we had an accumulated deficit of $61.5 million as of September 30, 2013. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully.

The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. We compete primarily with Google Inc. and Apple Inc., both of which are significantly larger than us and have more capital to invest in their mobile advertising businesses.  We also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties such as Facebook, Twitter, Yahoo!, Pandora, ESPN and The Weather Channel. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

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

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in  April 2013, and we acquired Jumptap, Inc., a competing mobile advertising company, in November 2013. These and future acquisitions or investments may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could disrupt or harm our business, including:

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

Our advertiser clients’ promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party orregulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability as a result of the activities of our advertiser clients, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

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

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties, with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have begun to seek patent protection for certain of our technologies and currently have one issued U.S. patent, and ten U.S. and eight international patent applications on file, although there can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

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

Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, in connection with our acquisition of Jumptap in November 2013, we issued 24,745,470 shares of our common stock to the former securityholders of Jumptap and assumed options that are now exercisable for an additional 861,584 shares of our common stock.  In the aggregate, this represented approximately 22.8% of the total number of our common shares following the Acquisition on a fully diluted basis. Any similar issuances of our equity securities in the future could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

As of September 30, 2013, our current executive officers, directors and beneficial owners of 10% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 30% of our outstanding common stock, without giving effect to shares of common stock that our officers, directors, and beneficial owners may acquire in the future pursuant to outstanding stock options or restricted stock units. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC pursuant to Rule 424(b) on March 29, 2012, other than the $13.8 million in proceeds used for the acquisition of Metaresolver, Inc. and $9.5 million used for the acquisition of Jumptap, Inc., in each case as described in this report.

Item 6.   Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

2.3(3)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.4(4)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(8)	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

10.2	Third Amendment to Loan and Security Agreement, dated October 30, 2013.

10.3	Eighth Amendment to the 2008 Can Company Lease Agreement, dated October 31, 2013.

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

(1)           Previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(2)           Previously filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(3)           Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(4)           Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(5)           Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)           Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(7)           Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(8)           Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on August 14, 2013, and incorporated by reference herein.

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

Millennial Media, Inc.
(Registrant)

Date: November 14, 2013	By	/s/ PAUL J. PALMIERI
Paul Palmieri President and Chief Executive Officer (on behalf of the registrant)

Date: November 14, 2013		/s/ MICHAEL B. AVON
Michael Avon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders’ Representative.

2.2(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

2.3(3)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.4(4)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(8)	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

10.2	Third Amendment to Loan and Security Agreement, dated October 30, 2013.

10.3	Eighth Amendment to the 2008 Can Company Lease Agreement, dated October 31, 2013.

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

(1)           Previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(2)           Previously filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2012, and incorporated by reference herein.

(3)           Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(4)           Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(5)           Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)           Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(7)           Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

(8)           Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on August 14, 2013, and incorporated by reference herein.

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