Form 10-K
period 2013-12-31
Millennial Media Inc.
filed 2014-03-03
CIK 1372375

Use these links to rapidly review the document

Millennial Media, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Millennial Media, Inc. voting and non-voting common equity held by non-affiliates as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $8.71 as reported on the New York Stock Exchange on that date was $362,290,891.

         At January 31, 2014, 106,585,564 shares of Millennial Media, Inc. Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, or this Annual Report, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors," and Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. All statements other than statements of historical fact could be deemed forward-looking, including but not limited to statements about:

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

        Unique users—When we discuss the number of unique users our platform reaches, we measure this as the total number of unique users whose devices made ad requests to our platform during the specified period. This represents the number of users to whom we had an opportunity to deliver ads during that period, not the number of users who actually received ads.

        Profiles—When we discuss profiles, we are referring to the number of active unique users in our system that are targetable to receive ads as of the specified date.

        Audience categories—When we discuss audience categories, we are referring to a grouping of data into a category based on a variety of user attributes, including location, demographics, affluence, intent, gender, and interests.

        Cross-screen users—When we discuss cross-screen users, we are referring to users who access digital media through both traditional online means, such as on a laptop or PC, as well as on mobile connected devices.

        Number of apps—When we discuss the number of apps enabled by the developers of those apps to receive ads delivered through our platform, we count an app developed for multiple operating systems as multiple apps.

        New and existing clients—When we discuss existing clients, we are referring to advertiser clients who had, as of the beginning of the period being discussed, previously advertised on our or Jumptap, Inc.'s platform at any time. An existing client would include a new brand or subsidiary of a parent company that had previously advertised with us or Jumptap. When we discuss new clients, we are referring to advertiser clients who had, as of the beginning of the period being discussed, not previously advertised on either platform.

PART I

Item 1.    Business

Overview

        We are the leading independent mobile advertising platform company delivering market-leading products and services to advertisers and developers. We offer advertisers a suite of solutions that allow them to reach and connect with their target audiences across screens—from smartphones, tablets and other mobile devices to PCs—with the scale to make significant impact to their business. We offer developers the ability to maximize their advertising revenue and acquire new users for their apps. We operate a proprietary technology and data platform that allows advertisers and developers to interact with us in the way that suits them best. For clients that want to interact on a managed basis, meaning that they have a higher degree of customer service, we have dedicated account teams that use our technology platform to deliver highly engaging advertising campaigns for advertisers and optimized monetization solutions for developers. For our clients that want to interact with us on an automated basis, our platform offers tools to allow advertisers to buy our ad inventory in a programmatic fashion through our ad exchange, MMX, and developers the opportunity to manage and monetize their ad inventory through our supply side tool, mMedia. In addition, we offer advertisers the ability to consolidate all of their mobile media buying through our demand side platform, mmDSP.

        One of the main strengths of our platform is that it accesses and analyzes mass volumes of data—including location, social, interest, and contextual data, as well as our own insights that we derive from measuring ad effectiveness—to provide a unique, multidimensional view of individual consumer profiles. We call this data asset our Relevance Graph. To date, we have developed more than 625 million server-side unique user profiles, many of which link multiple mobile devices and PCs to a single specific user on an anonymous basis. These user profiles and the Relevance Graph, combined with third party data from more than 20 data partners and our proprietary data management platform, enable us to deliver more relevant, engaging and effective advertising to our advertising clients. Our data asset also allows us to measure the impact of mobile advertising on consumer engagement, intent and action. We have developed a suite of solutions, which we call Omni Measurement, that measure several different areas of mobile advertising impact. As of December 31, 2013, our platform reached more than 600 million monthly unique users worldwide, including approximately 170 million monthly unique users in the United States alone. More than 50,000 apps and mobile sites are enabled by their developers to receive ads delivered through our platform, and we can deliver ads on over 9,000 different mobile device types and models.

        The goal of our products and services is to help developers and advertisers remove the complexity from mobile advertising. We provide tools and services to developers that allow their apps to display video, banner ads, interactive rich media and native ad formats from our platform. By partnering with us, developers gain access to advertising campaigns from leading brand marketers as well as performance-based advertisers through our platform. In return, developers supply us with space on their apps to deliver ads for our advertiser clients and also provide us with access to anonymous data associated with their apps and users. We analyze this data to build sophisticated user profiles and audience groups that, in combination with the real-time decisioning, optimization and targeting capabilities of our platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients. Advertisers pay us to deliver their ads to mobile users, and we pay developers a fee for the use of their ad space. As we deliver more ads, we are able to collect additional anonymous data about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for developers to increase their revenue streams.

        Our advertiser and developer solutions support all major mobile operating systems, including Apple® iOS, Android™, Windows Phone and BlackBerry®. We are the only one of the three principal mobile advertising platform companies that is not affiliated with a particular mobile operating system or set of devices.

        We were incorporated under the laws of the State of Delaware on May 30, 2006. Our principal executive office is located at 2400 Boston Street, Suite 201, Baltimore, Maryland. Our telephone number is (410) 522-8705. Our website address is www.millennialmedia.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report. We completed our initial public offering in March 2012 and our common stock is listed on the New York Stock Exchange under the symbol "MM". Unless the context requires otherwise, the words "Millennial Media," "Company," "we," "us," and "our" refer to Millennial Media, Inc. and its wholly owned subsidiaries.

        On November 6, 2013, we completed our acquisition of Jumptap, Inc., or Jumptap, a privately held mobile advertising platform, under the terms of an Agreement and Plan of Reorganization, dated August 13, 2013, as amended on November 1, 2013. As a result of this acquisition, Jumptap is now a wholly owned subsidiary of Millennial Media.

        In connection with the acquisition of Jumptap, we issued an aggregate of 24,759,604 shares of our common stock to the former securityholders of Jumptap and participants in Jumptap's Management Incentive Plan, or MIP, and we also assumed options to purchase Jumptap stock, which were converted into options to purchase an aggregate of 861,311 shares of our common stock. In the aggregate, the shares issued and options assumed equaled approximately 22.8% of the total number of shares of our common stock, on a fully diluted basis, following the closing of the transaction. Of the shares of common stock we issued in connection with the acquisition, 2,560,709 shares are being held in escrow as partial security for the indemnification obligations of the Jumptap securityholders and management participants in the MIP. We also paid an aggregate of $9.5 million in cash consideration for the Jumptap shares. All outstanding warrants exercisable for, and all outstanding debt instruments convertible into, common stock of Jumptap, were exchanged for a portion of the 24,759,604 shares of our common stock issued at closing.

        "Millennial Media," "MYDAS," "S.M.A.R.T.," "Mobile Mix," "mmDSP," "mmStudio," "mMedia," "MMX," "Relevance Graph," "Jumptap," "tapMatch," and other trademarks or service marks of Millennial Media, Inc. or its subsidiaries appearing in this Annual Report are the property of Millennial Media, Inc. or its subsidiaries. All other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective owners.

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

  •
  Acquire new developers and advertisers.

  •
  Increase our global market penetration.

  •
  Expand our partnership network with third party providers of tools and services.

  •
  Continue to provide trusted insight into the app economy.

Industry Background and Market Opportunity

        Consumers are now spending more time on mobile devices than they are on personal computers. This market shift means that advertisers need to move their dollars and focus to mobile platforms. Mobile advertising is now a marketing imperative, and provides significant benefits both to developers and to advertisers. For developers, mobile advertising provides the opportunity to monetize their apps, acquire users and gain insight into usage. For advertisers, the combination of the personal nature of mobile devices, their enhanced functionality and data and measurement capabilities, creates a powerful platform for highly targeted and effective advertising. Mobile advertising provides advertisers and developers with a number of benefits over traditional advertising media, such as anytime, anywhere access, personalization, location targeting and relevance, more complete user engagement, enhanced audience targeting and superior monetization for developers.

        The convergence of several factors is also fundamentally changing the way mobile users consume content on their mobile connected devices and has created a significant opportunity for mobile advertising. These factors include:

  •
  Adoption of faster and more functional mobile connected devices.  There has been widespread adoption of mobile connected devices, driven by intuitive user interfaces, increased functionality, faster processing speeds, better graphics processors and advanced display technologies with touch capabilities. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile connected devices. We anticipate continued adoption of mobile connected devices over time.

  •
  Widespread access to faster wireless networks facilitates consumer consumption of content.  With the growth in the adoption of mobile connected devices, consumers increasingly expect to have a high-quality online experience everywhere. High-speed mobile networks are steadily expanding their footprint. We also believe the rise of next-generation networks, such as 4G, and the prevalence of Wi-Fi will further accelerate consumption of content on mobile devices. The combination of widespread network access and faster network technologies is enabling the proliferation of rich media content, presenting new opportunities in the mobile ecosystem.

  •
  Mobile usage has disrupted how content is consumed.  Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content. Consumers are also increasingly using their mobile devices in all aspects of their daily lives, such as reading the news, playing games, checking sports scores, shopping, checking the weather, banking, obtaining maps and directions and listening to music.

  •
  Growth of the mobile app economy.  The convergence of better mobile devices and faster connectivity has enabled developers to create, and consumers to interact with, content in new ways. Mobile apps have been created by developers as an easy, intuitive and interactive way to instantly deliver content on mobile devices. Mobile apps can either be native, meaning that they run directly on the operating system of the device, or they can run in an internet browser on the device. Native apps and emerging web technologies, such as the computer programming language HTML5, have allowed app developers to harness the increasing processing power and functionality of mobile devices and faster networks to deliver interactive and engaging content to users. Developers have pursued a variety of approaches to monetize their apps, including charging users a fee for downloading their apps, offering the app for free to users but placing ads within the app, and selling virtual goods within the app. Developers that charge users a fee or sell virtual goods within an app often utilize advertising as well to supplement their revenue or to promote their apps. Developers also use advertising to help consumers discover their apps among the many thousands of apps that are available in the market today.

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

  Tools for App Developers

        We provide an easy-to-use, turn-key solution for developers. Through our mMedia portal, developers can download and integrate our software development kits, or SDKs, into their apps at no cost to them. The SDK then becomes an integral part of the app. We have created SDKs for each major mobile operating system. Our SDKs allow the app to receive multiple kinds of ads—including video, interactive rich media, banner display and native ad formats—and also allow developers to take advantage of advanced mobile device features, such as gestures, pinch-zoom, device orientation and movement. Together, these features enable a compelling interactive user experience with ads. We also offer developers ad serving capabilities, mediation tools and access to our exchange, MMX, which, together, allow developers to allocate ad requests among various advertising campaign sources, including ads the developers sell themselves, ads generated through us directly, and ads from third party demand side platforms, agency trading desks and third party networks. The ability to access ads from a variety of sources enables developers to maximize revenue from their ad space. Because our SDKs support all major operating systems and thousands of different mobile device models, developers can be confident that our ads can be delivered to their apps regardless of the operating system or device on which they will be used. We do not charge developers for our SDKs because our goal is to have our SDKs integrated into as many apps as possible so that we can deliver ads to these apps and thereby maximize our platform reach and scale.

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

  Solutions for Advertisers

        We offer advertisers the opportunity to reach and engage with their target audiences across mobile devices and screens. Our significant audience reach, access to a large volume of mobile ad space, sophisticated targeting capabilities and broad array of advertising formats allow us to deliver marketing solutions that can help grow our clients' business. We also enable advertisers to gain insights into the performance of their ad campaigns and to manage their campaigns with a view to maximizing return on their advertising investment. Our solutions are designed to address the needs of large brand advertisers and advertising agencies, as well as performance-based advertisers. Large brand and performance advertisers typically buy ads on our platform on a full service, or managed basis, through direct interaction with our sales teams. We also have a tier of clients that prefer to buy ads on our platform through a programmatic or automated approach, buying through our ad exchange, MMX, on a real-time bidded, or RTB, basis.

  Sophisticated targeting

        Our proprietary technology and data platform accesses and analyzes volumes of data about the users on our platform at any point in time. We combine information about a user's profile and other relevant data to create our Relevance Graph. The Relevance Graph is based on core audience algorithms and an analytical framework for evaluating users' mobile behavior. Because our platform operates in real-time, the Relevance Graph is responsive to shifts in data, continually refreshing audience segments as individual interests, activities and needs change. This view gives us deep insight into what is relevant to individuals at any given moment. Our analytics technology, coupled with the Relevance Graph, enables us to offer advertisers the ability to run more targeted and engaging advertising campaigns, which we call Mobile Advertising Solutions, or MAS.

        We have developed more than 700 audience categories to which advertisers can target their ads. Audience categories can be based on a variety of user attributes, including location, demographics, affluence, intent, gender and interests. For example, if a user is browsing the internet and clicks on a news story about a car, that does not necessarily mean the user is interested in purchasing a car. Without additional data points, it is unclear whether the user is interested in purchasing a car or just happened to be interested in the news article. However, if a user has been in a car dealership recently, based on information that can be derived from the location of his or her mobile device, we could place the user into an "in-market auto" audience category and target car ads to the user. Delivering automotive ads to this user may continue to be very relevant, even after the user has left the car dealership.

        Our targeting capabilities also allow us to deliver the type of ad we predict is most likely to engage the user. For example, we may show a video ad for a sports car to a 25- to 35-year-old affluent male or a rich media ad for a full-sized SUV or a sedan to a 45- to 55-year-old father.

        We have developed a supplemental approach to data targeting that relies on integrations with more than 20 leading online and offline third party data providers, including Datalogix, Acxiom and eXelate. Our technology addresses the complex problem of merging these providers' data into the mobile environment.

        We also use this third party data to deliver our suite of attribution products called Omni Measurement. These products use our first party data and third party data to show the impact of mobile advertising campaigns, for example, on consumer awareness, product purchase results and in-store foot traffic. By showing the return on investment of mobile advertising to our large base of advertising clients, we seek to deliver them more consumer insight and thereby increase their confidence in the mobile medium.

        We enable advertisers to reach, target and engage audiences directly through our network of more than 50,000 apps and sites as well as through third party mobile ad exchanges. We also enable third party ad networks, demand side platforms (DSPs) and advertising agency trading desks to target audiences directly through our exchange, MMX. We offer managed solutions where we manage algorithmic, real-time buying on behalf of our clients, as well as direct real-time bidding.

  Cross-screen capabilities

        According to comScore, a market research firm, there are over 100 million cross-screen users in the United States. We have developed a cross-screen device map that allows us to associate a single user with his or her multiple online and mobile devices. Using this cross-screen device map, we offer advertisers the ability both to deliver their message to the same user across screens and then to measure the effectiveness of that message across screens. For example, we are able to deliver an automotive advertisement to the same user on his or her smartphone, tablet and laptop. In addition, we can measure the effectiveness of the mobile advertising even if the user is influenced by an ad on his or her smartphone but interacts with the brand on his or her tablet or laptop, for example by using a website to build a vehicle or schedule an appointment at a dealership. Of our more than 625 million unique user profiles, we are currently able to target more than 50 million profiles across mobile connected devices and PCs.

  mmDSP

        mmDSP is our mobile-first DSP. Integrated with most major mobile supply side platforms and exchanges, mmDSP is also able to access inventory from our developers directly and through MMX. mmDSP processes billions of ad requests per day and values each ad request in real-time based on the needs of our advertisers and its understanding of the likely value of the given ad request to those advertisers. We deliver mmDSP on both a managed and a licensed basis to advertisers.

  MMX

        MMX is a transparent marketplace, enabling advertisers to bid on individual ad impressions. Leveraging our sophisticated targeting capabilities and extensive developer relationships, MMX brings scale and premium quality to mobile real-time bidding. Extensive device and user data obtained via our SDK ensures advertisers have the data they need to reach their desired target audiences. A wide range of bidding parameters are available in MMX, enabling advertisers to target their campaign by specific criteria, including location, carrier, device ID, user IP address and developer information.

  High level of engagement

        We enable advertisers to deliver numerous ad formats:

  •
  interactive videos, which can also include buttons within the ad that allow a consumer to take an action and engage with the brand, such as visit a website, make a purchase or recommend on social media sites;

  •
  display banners, which are a type of ad format that appears on part of the screen in an app and can be static, animated or expandable, meaning that the ad expands to a full page ad when a user clicks it;

  •
  rich media, which refers generally to an interactive ad that exhibits dynamic motion over time or in direct response to user interaction, such as a streaming ticker, an interactive animated presentation or ads that expand when users click or touch a specified location on the device screen;

  •
  launch pre-stitials, which are full screen rich media ads, either static image or video, that appear to users before the app loads;

  •
  transition interstitials, which are full screen rich media ads, either static image or video, that appear to users at natural transition points in the app, such as between game levels or between the homepage and a unique content page; and

  •
  native ad formats, which use the native functionality of the device to display ads or to run ads that are customized to the content on the mobile connected device.

        We believe that these advertising formats, coupled with sophisticated targeting, increase user interaction and engagement with ads, which in turn drives better results for advertisers. Our mmStudio solution enables advertisers and advertising agencies to design rich media and creative ads using a set of templates that we have developed. This solution allows the advertiser to have full control over ad content while ensuring that the ads can be easily integrated and delivered through our platform. We also support the most popular third party rich media creative formats. Our goal is to deliver the most engaging ad possible to a specific user, then to effectively measure the user's engagement with the ad and, finally, to report the user's engagement level back to the advertiser.

  Measurement, actionable insights and campaign management

        As a result of the amount and nature of the data we collect through our platform, our reporting to advertisers goes beyond traditional post-campaign analysis to provide actionable insights for current ad campaigns and future marketing strategies. We offer real-time reporting and analytics to help advertisers understand why some campaigns perform better than others. We also use our Omni Measurement suite of solutions to report back to advertisers on consumer behavior, mobile advertising impact and overall return-on-investment.

        The self-service features of our platform also enable advertisers to plan and alter live campaign parameters, such as audience targeting and pricing. We also give our larger advertisers the option to work directly with our advertising account specialists to help them manage their ad campaigns.

Our Technology Platform

        At the core of our solutions and services is MYDAS, our comprehensive mobile advertising technology and data platform serving the needs of developers and advertisers. MYDAS now includes powerful technology that we acquired in the Jumptap acquisition and are integrating into our core technology platform. Each time an app makes a request to receive an ad, the MYDAS platform performs several tasks automatically and in real-time, including identifying unique users; targeting ads based on user interest, behavior and location; delivering those ads to millions of users through tens of thousands of apps, running on thousands of different device types; ensuring that the ads will work over wireless connections of varying quality and speed; and measuring user engagement and ad performance.

        The MYDAS platform combines proprietary technology with our Relevance Graph data asset in order to deliver the right mobile ad to the right person at the right time in the right place. The MYDAS technology engine typically accomplishes the following sequences in under 50 milliseconds, while typically receiving over a billion ad requests daily:

  •
  Ad request management.  Mobile apps that have our SDKs embedded send a request for an ad to MYDAS through the SDK. This ad request enters the MYDAS engine, along with associated data from the device, app and mobile carrier. MYDAS analyzes all of the available data to categorize the ad request and to place it in context so that we can deliver the most relevant available ad to the specific user.

  •
  Unique user identification.  MYDAS then runs a proprietary set of algorithms to analyze multiple data points from the device, carrier and app to statistically determine, on an anonymous basis, the likely unique user of the device and the app requesting the ad. In addition, MYDAS can analyze anonymized identifiers sent to us from third parties to identify unique users across devices more accurately. MYDAS assigns an internal unique user identifier to the user profile developed for that individual, with the goal of delivering more relevant ads to that user across multiple mobile devices and maximizing advertising diversity for that user. We believe that many of our competitors rely only upon a device identification code to identify the device as opposed to the more robust analysis that MYDAS employs to identify the unique user. User identification is accomplished on a completely anonymous basis.

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

  •
  RTB platform.  RTB is an auction-based system in which digital advertising opportunities are auctioned off in real-time from developers on an impression-by-impression basis. Our RTB platform, within MYDAS, was developed to analyze billions of impressions of mobile inventory, in order to deliver effective programmatic buying for advertisers and to increase returns for developers. The RTB platform interacts directly with developers' available ad inventory to access scalable audiences in real-time. After the bid request is received mmDSP identifies the unique user associated with a specific ad request, the context around the ad request and the audiences to which the user belongs, and delivers the request to our RTB marketplace in which it matches available ads with available ad requests. The real-time marketplace can be a virtual auction that we run on behalf of our clients or a real-time bidded auction on our exchange or through third party exchanges. mmDSP performs a sophisticated algorithmic analysis to automatically run a near-instantaneous auction in which each qualified ad campaign bids on each available ad request. We call this process optimization and decisioning. As part of this decisioning process, we use an artificial intelligence concept called "agents," which are software programs designed to operate the ad marketplace efficiently and fairly, while at the same time optimizing results based on each campaign's goals. Each ad campaign is represented in the marketplace by one of these agents, programmed with specific goals for the particular campaign. The goals will usually include information such as price, audiences to be targeted and timeframe of the campaign, as well as target engagement metrics. When mmDSP enters an ad request into the marketplace, each agent bids on the ad request, and the platform then matches the best available ad to the specific ad request.

  •
  CPC marketplace.  We have added Jumptap's CPC marketplace to our MYDAS platform. This marketplace is based on display ads and is geared towards performance advertising.

  •
  Cross-platform ad delivery.  After matching an ad to a request, MYDAS then delivers, or serves, the ad through the SDK integrated into the app on the specific device making the request. MYDAS can deliver a variety of different types of ads, including video ads, rich media ads, native ad formats and a variety of banner ads, to virtually any mobile connected device across all major mobile operating systems, both within mobile apps and through mobile web browsers. MYDAS can also deliver a variety of ad formats to PCs through online exchanges or through partners with online advertising inventory.

  •
  Reporting, analysis and machine learning.  Once MYDAS has delivered an ad to a specific device, MYDAS analyzes the user's engagement with the ad, measuring whether the user clicked on the ad or engaged with the ad in some other meaningful way, such as swiping the ad, opening a video, sharing the ad with a friend or downloading an app in response to the ad. These results are then incorporated back into the MYDAS platform, which can use the data to analyze whether the specific ad served to the user was actually the best available ad to deliver to that user. This information about the user's engagement level with the ad is used to automatically refine various weightings and algorithms within MYDAS to further improve our ability to target and optimize future ad delivery.

        The MYDAS platform also includes a suite of enterprise web services that drive our client-facing tools and interfaces like mMedia and our internal workflow tools and interfaces. Our web services layer enables us to build new offerings and scale our platform for developers and advertisers quickly and cost-effectively while also enabling us to integrate our solutions with those of third parties.

        MYDAS consists primarily of software incorporating our proprietary algorithms, database software and the data that we store. Our software and data are hosted in data centers in the United States, the United Kingdom and the Netherlands. We primarily lease space at data centers on a managed services basis, although we also co-locate servers and other equipment that we own at some data centers and expect to co-locate more of our own equipment and servers moving forward. In addition, we use third party web services for some of our data and computing needs.

        We use techniques that we believe are standard in our industry to protect our MYDAS platform against unauthorized access. These techniques include password- controlled user access and authentication, secure hosting with firewalls, encryption, load balancers, switches, anti-virus software and use of physically secure and redundant facilities.

Our Advertisers and Developers

        We have built relationships with developers and advertisers of all sizes. Our developer base includes large mobile web publishers, large app developers and other developers. Our advertiser clients include leading advertising agencies and brands, as well as smaller advertisers and often the developers themselves. Throughout our history, we have worked with many of the top 100 advertisers as ranked by Ad Age, and in 2013, based on the Ad Age rankings for 2012, which is the most recent ranking available, we delivered ads for all of the top 25 advertisers and 90 of the top 100. These are typically the largest brand advertisers, and many of them have multiple brands for which they run campaigns throughout the year. We have analyzed the total spending by the top 100 Ad Age advertisers based on the most current rankings for each respective period on our platform from 2009 through 2013. The results of this analysis are summarized in the table below.

Use of our Platform by the Top 100 Ad Age Advertisers

	2009	2010	2011	2012	2013
Number of advertisers using our platform	38	61	75	85	90
Total spending by these advertisers (millions)	$7.7	$24.6	$53.4	$70.8	$103.0
Average spending per advertiser	$202,000	$404,000	$712,000	$833,000	$1,144,000

        We have increased the average annual spending from this group of advertisers by more than 450% during the period from 2009 to 2013. We attribute this growth in average spending among these advertisers to our success in capturing advertising campaigns from more brands per advertiser, running more campaigns for each brand per year and supporting larger campaigns from these advertisers. We believe our increased penetration of these 100 advertisers is attributable to increased sales and marketing efforts and our growing reputation for delivering results for large brand advertisers.

        Our largest advertiser and developer clients are typically different from period to period. We believe our business is not substantially dependent on any particular client, and no individual advertising client represented more than 10% of our revenue for the year ended December 31, 2013.

Competition

        The mobile advertising market is highly competitive. The competitive dynamics of our market are unpredictable because it is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations. Several competitors provide mobile advertising solutions. Our primary competitors are the large advertising platforms offered by Google and Apple, both of which focus on advertising solutions built for their proprietary mobile operating systems, Android and iOS, respectively. We also, at times, compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Facebook, Twitter, Yahoo!, and Pandora, as well as some smaller point-solution offerings in the mobile advertising market.

        We believe the principal competitive factors in our industry include the following:

  •
  mobile advertising focus;

  •
  proven and scalable technology;

  •
  platform independence;

  •
  size of the developer ecosystem;

  •
  relationships with leading advertisers;

  •
  quality and size of advertising inventory;

  •
  brand awareness and reputation;

  •
  ability to integrate with third party apps and technologies;

  •
  ability to anonymously identify unique users across multiple mobile devices as well as PCs;

  •
  ability to gather and use data to deliver more relevant ads; and

  •
  ability to offer advertisers and developers the opportunity to buy or sell inventory on our platform in an automated, real-time bidded manner.

        We believe that we compete favorably with respect to all of these factors and that we are well-positioned as an independent mobile advertising platform that can operate without regard to brand of mobile device or operating system.

Technology and Development

        Our technology and development efforts are focused on enhancing the architecture of our MYDAS technology platform and creating additional functionality for our developer and advertiser customers. We are also continuously working to enhance our Relevance Graph, which enables us to help our advertisers reach and engage more precise audiences developed through demographic and behavioral analysis, and then better measure that improved engagement. As part of our cross-platform SDKs that we provide to developers, we seek to include new capabilities, such as additional analytical tools, notification solutions, payment solutions and mediation tools.

        During the years ended December 31, 2013, 2012 and 2011, our technology and development expenses were $19.0 million, $13.6 million and $5.2 million, respectively.

Intellectual Property

        Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third party licensed intellectual property.

        We have 72 issued patents, between the U.S. and internationally, and over 100 pending U.S. and international patent applications.

        We own a U.S. trademark registration for the Millennial Media® trademark, the Jumptap® trademark, the tapMatch® trademark, the decktrade® trademark, and the MYDAS® trademark. We also own a trademark registration for Millennial Media in Singapore and Japan and for Jumptap in Australia, Canada, the European Union, Israel, Japan, Malaysia, Mexico, Romania, South Korea, Switzerland, Taiwan, and Turkey, and with the World Intellectual Property Organization. In addition, we own a pending trademark application for Millennial Media in the European Union, as well as a pending application for Jumptap in Brazil, China, Russia, India, Indonesia, Saudi Arabia, and Singapore. We continue to review whether pursuing trademark protection in other countries is appropriate.

        In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.

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

  Privacy

        Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us, and privacy and data protection issues generally have gained wide media and public attention recently. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of online privacy policies, and would apply to privacy practices in the mobile advertising industry. In December 2012, the Federal Trade Commission adopted amendments to rules under the Children's Online Privacy Protection Act, or COPPA, which went into effect in July 2013. These amendments broaden the potential applicability of COPPA compliance obligations to our activities and those of our clients.

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

        There have been numerous civil lawsuits, including class action lawsuits, filed against companies that conduct business in the mobile device industry, including makers of mobile devices, mobile application providers, mobile operating system providers, and mobile third party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common laws, including computer trespass and violation of privacy laws.

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

  Advertising

        Even though we receive contractual protections from our advertising business partners with respect to their ads, we may nevertheless be subject to regulations concerning the content of ads. Federal and state laws governing intellectual property or other third party rights could apply to the content of ads we place. Laws and regulations regarding unfair and deceptive advertising, sweepstakes, advertising to children, and other consumer protection regulations, may also apply to the ads we place on behalf of clients.

Employees

        As of December 31, 2013, we had 600 employees. The majority of these employees are located in the United States, although we have hired a significant number of employees in Europe and Asia over the past year. None of our U.S.-based employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segment and Geographic Revenue

        Information about segment and geographic revenue is set forth in Note 11 to our consolidated financial statements under Item 8 of this Annual Report.

Available Information

        Our internet website address is www.millennialmedia.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

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

        On November 6, 2013, we completed our acquisition of Jumptap. This acquisition could disrupt our business in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

  •
  our and Jumptap's customers and other third party business partners may seek to terminate or renegotiate their relationships as a result of our acquisition of Jumptap, whether pursuant to the terms of their existing agreements or otherwise;

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

        Our realization of the benefits anticipated as a result of the acquisition of Jumptap will depend in part on the integration of Jumptap's business with ours. However, there can be no assurance that we will be able to operate Jumptap's business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the acquisition, the size of the combined company's business is significantly larger than our business was prior to the acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure you that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of Jumptap's business to perform as expected, could harm our results of operations.

The loss of key personnel could hurt our business and our prospects.

        The success of the acquisition of Jumptap will depend, in part, on our ability to retain key employees who have continued employment with the combined company. If any of these key employees terminate their employment, our sales, marketing or development activities might be negatively impacted and management's attention might be diverted from successfully integrating Jumptap's operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any key employees who leave the combined company.

Our success will also depend on relationships with third parties and pre-existing customers of both companies, which relationships may be affected by customer preferences or public attitudes about the acquisition.

        Our success following the acquisition of Jumptap will be dependent on the ability to maintain and renew relationships with pre-existing customers and other clients of both companies and to establish new advertiser and developer relationships. There can be no assurance that the business of the combined company will be able to maintain pre-existing customer contracts and other business relationships, or that we will be able to enter into or maintain new customer contracts and other business relationships on acceptable terms, if at all. Our failure to maintain important customer relationships could harm our reputation, while also negatively impacting our financial condition and the results of operations of the combined company.

Charges to earnings resulting from the acquisition may cause our operating results to suffer.

        Under accounting principles, we have allocated the total purchase price of the acquisition to Jumptap's net tangible assets and intangible assets based on their fair values as of the date of the acquisition, and we have recorded the excess of the purchase price over those fair values as goodwill. Our management's estimates of fair value are based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

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

        We incurred net losses of $15.1 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively, and we had an accumulated deficit of $65.2 million as of December 31, 2013. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully.

        The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. We compete primarily with Google and Apple, both of which are significantly larger than us and have more capital to invest in their mobile advertising businesses. We also compete with in-house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Facebook, Twitter, Yahoo! and Pandora. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

        Our business will suffer to the extent that our developers and advertisers purchase and sell mobile advertising directly from each other or through other companies that are able to become intermediaries between developers and advertisers. For example, we are aware of companies that have substantial existing platforms for developers who had previously not heavily used those platforms for mobile advertising campaigns. These companies could compete with us to the extent they expand into mobile advertising. Other companies, such as large app developers with a substantial mobile advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third party services may also become intermediaries between mobile advertisers and developers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

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

        The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T, Sprint, or T-Mobile, may also affect the ability of users to download apps or access specified content on mobile devices.

        In some cases, the parties that control the development of mobile connected devices and operating systems include companies that we regard as our most significant competitors. For example, Apple controls two of the most popular mobile devices, the iPhone® and the iPad®, as well as the iOS operating system that runs on them. Apple also controls the App Store for downloading apps that run on Apple® mobile devices. Similarly, Google controls the Android™ platform operating system. If our mobile advertising platform were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide ads on them or our ability to fulfill advertising space, or inventory, from developers whose apps are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

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

        Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our advertising clients. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This, in turn, could hurt our reputation and cause us to lose significant revenue.

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

  •
  respond to evolving government regulations relating to the internet, telecommunications, privacy, data security, direct marketing and advertising aspects of our business;

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

        We depend on developers to provide us with space within their apps, which we refer to as "advertising inventory," on which we deliver ads. The developers that sell their advertising inventory to us are not required to provide any minimum amounts of advertising space to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to developers allow them to make decisions as to how to allocate advertising inventory among us and other advertising providers, some of which may be our competitors. A third party acting as a mediator on behalf of developers, or any competing mediation tools embedded within a developer's apps, could result in pressure on us to increase the prices we pay to developers for that inventory or otherwise block our access to developer inventory, without which we would be unable to deliver ads on behalf of our advertiser clients.

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

        In the course of providing our services, we transmit and store information related to mobile devices and the ads we place, including a device's geographic location for the purpose of delivering targeted location-based ads to the user of the device, with that user's consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy, data security, or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. Any such proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

        The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile app platforms under which the platforms have agreed to require mobile apps to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location-based services, collection or use of data to target ads, and communication with consumers via mobile devices.

        The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is focused on the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In December 2012, the FTC adopted revisions to the Children's Online Privacy Protection Act, or COPPA, that went into effect on July 1, 2013. COPPA imposes a number of obligations on operators of websites and online services including mobile apps, such as obtaining parental consent, if the operator collects specified information from users and either the site or service is directed to children under 13 years old or the site or service knows that a specific user is a child under 13 years old. The changes broaden the applicability of COPPA, including the types of information that are subject to these regulations, and may apply to information that we or our clients collect through mobile devices or apps that, prior to the adoption of these new regulations, was not subject to COPPA. These revisions impose new compliance burdens on us. In February 2013, the FTC issued a staff report containing recommendations for best practices with respect to consumer privacy for the mobile industry. To the extent that we or our clients choose to adopt these recommendations, or other regulatory or industry requirements become applicable to us, we may have greater compliance burdens.

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

        We may at times collect, store and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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

        Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. Our contracts with our advertiser clients generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that we would not have a sufficient supply of ads to fill our developers' advertising inventory, in which case our revenue could be significantly reduced. Revenue derived from performance advertisers in particular is subject to fluctuation and competitive pressures. Such advertisers, which seek to drive app downloads, "clicks," or other specific actions by viewers, are less consistent with respect to their spending volume on our platform, and may decide to substantially increase or decrease their use of our platform based on seasonality or popularity of a particular app. Advertisers in general may shift their business to a competitor's platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons. Any non-renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

Loss or reduction of business from our large advertiser clients could have a significant impact on our revenues, results of operations and overall financial condition.

        From time to time, a limited number of our advertiser clients have accounted for, and may continue to account for, a significant share of our advertising revenue. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. Our advertiser clients may reduce or terminate their business with us at any time for any reason, including changes in their financial condition or other business circumstances. If a large advertising client representing a substantial portion of our business decided to materially reduce or discontinue its use of our platform, it could cause an immediate and significant decline in our revenue and negatively affect our results of operations and financial condition.

        Our customer concentration also increases the concentration of our accounts receivable and our exposure to payment defaults by key customers. We generate significant accounts receivable for the services that we provide to our key advertiser clients, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from them.

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

        We must be able to continue to increase the capacity of our technology platforms in order to support substantial increases in the number of advertisers and device users, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery for our mobile advertising campaigns. If we are unable to efficiently and effectively increase the scale of our mobile advertising platforms to support and manage a substantial increase in the number of advertisers and mobile device users, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging mobile advertising formats or services preferred by advertisers, we may be unable to obtain new advertising clients or may lose existing advertising clients, and in either case our revenue could decline.

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

        Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage our inventory of advertising space. Our revenue depends on the technological ability of our platforms to deliver ads and measure them on a CPM, CPC or CPA basis. Sustained or repeated system failures that interrupt our ability to provide services to clients, including technological failures affecting our ability to deliver ads quickly and accurately and to process mobile device users' responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not ultimately be successful in preventing system failures.

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

        We have expanded our international operations over the last several years, including opening offices in the United Kingdom in the first half of 2010, launching operations in Singapore in the fourth quarter of 2011, opening offices in continental Europe and Southeast Asia during 2012, and opening an office in Japan in the first half of 2013. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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

  •
  economic instability in some countries, particularly those in Europe;

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

Our transition to a new chief executive officer may not be successful, and our inability to hire or retain other key personnel would also slow our growth.

        In January 2014, Paul Palmieri, our founder, resigned as our chief executive officer and as a member of our board of directors, and Michael Barrett was appointed as our chief executive officer and a member of our board of directors. There can be no guarantee that the transition to a new chief executive officer will be smooth or successful. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. The uncertainty inherent in our senior management transitions could lead to concerns from current and potential advertisers, developers and other third parties with whom we do business, any of which could hurt our business prospects. In addition, our future success will depend to a significant extent on the continued services of our other executive officers and senior personnel. There can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

If we do not attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

        Our future success also depends on our ability to continue to attract, retain and motivate highly skilled managers and employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales, and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources.

        A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in April 2013, and we acquired Jumptap, a competing mobile advertising company, in November 2013. For more information about Jumptap, see "—Risks Related to Our Acquisition of Jumptap." These and future acquisitions or investments may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could disrupt or harm our business, including:

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

        Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

Software and components that we incorporate into our mobile advertising platform may contain errors or defects, which could harm our reputation and hurt our business.

        We use a combination of custom and third party software, including open source software, in building our mobile advertising platform. Although we test software before incorporating it into our platform, we cannot guarantee that all of the third party technology that we incorporate will not contain errors, bugs or other defects. We continue to launch enhancements to our mobile advertising platform, and we cannot guarantee any such enhancements will be free from these kinds of defects. If errors or other defects occur in technology that we utilize in our mobile advertising platform, it could result in damage to our reputation and losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

        We regard the protection of our intellectual property, which includes trade secrets, patents, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties with whom we conduct business in order to limit access to, and disclosure and use of, our intellectual property and proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

        We seek patent protection for certain of our technologies and currently have 72 issued U.S. and international patents, and over 100 pending international and domestic patent applications. There can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

        We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take unauthorized actions that diminish the value of our proprietary rights or harm our reputation.

        Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile advertising services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

        Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including currently pending proceedings related to alleged patent infringement, as described in Part I, Item 3. Legal Proceedings, below, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

        Future litigation may be necessary to defend ourselves or our clients by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

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

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. This requires that we incur substantial professional fees and internal costs related to our accounting and finance functions and that we expend significant management efforts.

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

        If we are unable to maintain proper and effective internal controls in the future, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities.

We are an "emerging growth company," and we expect to comply only with reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startup Act, or JOBS Act, enacted in 2012, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We expect to comply with these reduced disclosure requirements in our proxy statement for the upcoming 2014 annual meeting of our stockholders. We could be an "emerging growth company" through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive when we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

        We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes. At December 31, 2013, we had federal net operating loss carryforwards of $179.0 million, which expire at various dates through 2034. Our gross state net operating loss carryforwards are equal to or less than the federal net operating loss carryforwards and expire over various periods based on individual state tax law.

        We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of December 31, 2013. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

        Since our initial public offering in March 2012, our stock price has exhibited significant volatility, ranging from a high of $27.90 per share to a low of $5.78 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

        Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financing, acquisition or investment activity, our stock incentive plans, or otherwise. For example, in connection with our acquisition of Jumptap in November 2013, we issued 24,759,604 shares of our common stock to the former securityholders of Jumptap and assumed options that are now exercisable for an additional 861,311 shares of our common stock. In the aggregate, this represented approximately 22.8% of the total number of our common shares following the acquisition of Jumptap on a fully diluted basis. Any similar issuances of our equity securities in the future could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal offices occupy approximately 96,000 square feet of leased office space in Baltimore, Maryland pursuant to a lease agreement that expires in September 2024. We also maintain offices in New York, New York; Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; Detroit, Michigan; London, England; San Francisco, California; Atlanta, Georgia; Paris, France; Hamburg, Germany; Jakarta, Indonesia; Singapore; Tokyo, Japan; and Washington, DC. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        Augme Technologies, Inc. v. Millennial Media, Inc.    On April 5, 2012, Augme Technologies, Inc. filed a complaint in the U.S. District Court for the District of Delaware, alleging patent infringement against us. Plaintiff alleges that we are infringing U.S. Patent No. 7,783,721 entitled "Method and Code Module For Adding Function To A Web Page," U.S. Patent No. 7,269,636 entitled "Method and Code Module For Adding Function To A Web Page," and U.S. Patent No. 6,594,691 entitled "Method and System For Adding Function To A Web Page." We answered the complaint on July 5, 2012. Among other things, we filed counterclaims asking for a declaratory judgment of non-infringement and invalidity of the patents in question. Augme disclosed its initial infringement contentions on January 2, 2013. We disclosed our invalidity contentions on February 1, 2013. The parties agreed to a stay of the litigation proceedings while engaged in settlement discussions. The parties subsequently reached an agreement, and on December 2, 2013, filed a stipulation dismissing the litigation with prejudice.

        Streetspace, Inc. v. Google, Inc. et al.    On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff's patent. On September 12, 2011, the court granted the defendants' motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff's claimed patent with the U.S. Patent and Trademark Office (the "PTO"). On November 18, 2011, the PTO granted the defendants' request, ordered a reexamination of the plaintiff's patent, and rejected all of the plaintiff's patent claims in the first office action. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all claims of the patent-in-suit. The PTO entered its final rejection, also known as Right of Appeal Notice, on May 10, 2013 rejecting all claims of the patent-in-suit. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed an appellant's brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013. On August 26, 2013, the defendants filed a cross-appeal brief, and on September 12, 2013, the defendants filed a brief in response to the plaintiff's appeal brief. On September 26, 2013, the plaintiff filed a brief in response to the defendants' cross-appeal brief. The Patent Office dismissed the plaintiff's Petition for Continued Reexamination on November 20, 2013. The parties are awaiting the examiner's Answer to the briefing on appeal. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court entered orders maintaining the stay of litigation on May 8, 2013 and August 14, 2013.

        Evolutionary Intelligence, LLC. v. Millennial Media, Inc.    On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas, Tyler Division, alleging patent infringement against us. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled "System and Method for Creating and Manipulating Containers with Dynamic Registers" and U.S. Patent No. 7,702,682, entitled "System and Method for Creating and Manipulating Containers with Dynamic Registers." The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non-infringement and invalidity of the patents in question. We have filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013. An initial case management conference was set for December 17, 2013, and has been continued until March 7, 2014 by stipulation of the parties. On January 31, 2014, we filed a motion to stay the proceedings, pending reexamination of the patents-in-suit by the U.S. Patent and Trademark Office. A hearing on the motion to stay is scheduled for March 7, 2014. The parties are currently conducting discovery.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been listed on the New York Stock Exchange, or the NYSE, since March 29, 2012, under the symbol "MM". Prior to our initial public offering, or IPO, there was no public market for our common stock.

        The following tables set forth for the indicated periods the high and low sales prices of our common stock as reported on the NYSE.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.66	$8.95	$10.48	$7.48
Low	6.26	5.87	6.36	5.78

	2012
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$27.90	$23.64	$16.49	$16.86
Low	22.61	10.98	9.00	11.51

*
Beginning on March 29, 2012

        As of February 20, 2014, there were 107 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between March 29, 2012 (the date of our IPO) and December 31, 2013, with the comparative cumulative total return of such amount on (i) the NYSE Composite Index, (ii) Global X Social Media Index ETF, and (iii) SPDR Morgan Stanley Technology Fund ETF over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation (depreciation) and not upon reinvestment of cash dividends. The graph assumes our closing sales price on March 29, 2012 of $25.00 per share as the initial value of our common stock.

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

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$259,171	$177,667	$103,678	$47,828	$16,220
Cost of revenue	154,774	105,739	63,595	31,602	11,596

Gross profit	104,397	71,928	40,083	16,226	4,624
Operating expenses:
Sales and marketing	38,682	23,816	14,255	8,508	4,609
Technology and development	18,966	13,620	5,181	2,175	1,095
General and administrative	61,891	38,954	21,321	12,535	6,326

Total operating expenses	119,539	76,390	40,757	23,218	12,030

Loss from operations	(15,142)	(4,462)	(674)	(6,992)	(7,406)
Total interest and other expense	(18)	(898)	(99)	(107)	(144)

Loss before income taxes	(15,160)	(5,360)	(773)	(7,099)	(7,550)
Income tax benefit (expense)	47	(70)	486	(22)	—

Net loss	(15,113)	(5,430)	(287)	(7,121)	(7,550)
Accretion of dividends on redeemable convertible preferred stock	—	(1,328)	(5,022)	(2,933)	(1,793)

Net loss attributable to common stockholders	$(15,113)	$(6,758)	$(5,309)	$(10,054)	$(9,343)

Net loss per share attributable to common stockholders—basic and diluted	$(0.18)	$(0.11)	$(0.32)	$(0.56)	$(0.56)

Weighted average shares of common stock outstanding used in computing net loss per share attributable to common stockholders	84,029	60,951	16,363	17,966	16,783
Other Financial Data:
Adjusted EBITDA(1)	$8,961	$4,543	$1,839	$(6,436)	$(7,048)

(1)
We define adjusted EBITDA as earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate non-cash stock-based compensation expense and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and acquisition related severance costs, bonuses, retention bonuses and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Performance Metrics" for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with United States generally accepted accounting principles, or GAAP.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,237	$137,439	$16,707	$27,803	$19,171
Accounts receivable, net of allowances	109,056	59,179	34,986	19,978	6,485
Total assets	419,604	208,449	61,885	49,115	26,136
Long-term debt, including current portion	—	—	—	—	2,238
Total liabilities	84,134	44,668	29,638	17,807	10,190
Total redeemable convertible preferred stock	—	—	76,668	71,622	41,202
Total stockholders' equity (deficit)	335,470	163,781	(44,421)	(40,314)	(25,256)

  Adjusted EBITDA

          To provide investors with additional information regarding our financial results within this Annual Report, we have used adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

        Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net loss	$(15,113)	$(5,430)	$(287)	$(7,121)	$(7,550)
Adjustments:
Interest expense, net	95	64	21	28	144
Income tax (benefit) expense	(47)	70	(486)	22	—
Depreciation and amortization expense	5,913	2,365	759	223	146
Acquisition-related costs	8,410	—	—	—	—
Deferred compensation	750	—	—	—	—
Stock-based compensation expense	8,953	7,474	1,832	412	212

Total net adjustments	24,074	9,973	2,126	685	502

Adjusted EBITDA	$8,961	$4,543	$1,839	$(6,436)	$(7,048)

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

Overview

        We are the leading independent mobile advertising platform company and one of the largest mobile display advertising platforms in the United States. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer the ability to reach more than 600 million monthly unique users, including approximately 170 million monthly unique users in the United States alone. We also offer advertisers sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their smartphones, tablets, other mobile connected devices and PCs. More than 50,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 9,000 different mobile device types and models. We have developed more than 625 million proprietary, anonymous user profiles that we can use to more accurately and efficiently target ads. Our platform is compatible with all major mobile operating systems, including Apple® iOS, Android™, Windows Phone and BlackBerry®.

        We help developers and advertisers remove complexity from mobile advertising. By working with us, developers gain access to our tools and services that allow their apps to display video ads, banner ads, interactive rich media ads and native ad formats from our platform. In return, developers supply us with space on their apps to deliver ads for our advertiser clients and also provide us with access to anonymous data associated with their apps and users. We analyze this data to build sophisticated user profiles and audience groups that, in combination with the real-time decisioning, optimization and targeting capabilities of our technology platform, enable us to deliver highly targeted advertising campaigns for our advertiser clients. Advertisers pay us to deliver their ads to mobile connected device users, and we pay developers a fee for the use of their ad space. As we deliver more ads, we are able to collect additional anonymous data about users, audiences and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and allows us to deliver better performance for advertisers and better opportunities for developers to increase their revenue streams.

        We have built relationships with developers and advertisers of all sizes. Our developer base includes large mobile web publishers, large app developers and other developers. Our advertiser clients include leading advertising agencies and brands, including 90 of Ad Age's top 100 national advertisers, as well as smaller advertisers and often the developers themselves. Advertisers and developers are able to access our platform through our full-service offering and through self-service interfaces. We offer programmatic buying capabilities to advertisers through our exchange, MMX, and through our demand side platform, mmDSP. We offer programmatic selling capabilities to developers through our developer portal, mMedia, which includes access to MMX.

        We operate in one segment, mobile advertising services. We have increased our revenue from $16.2 million for the year ended December 31, 2009 to $259.2 million for the year ended December 31, 2013. During the year ended December 31, 2013, approximately 24.0% of our revenue was derived from outside of the United States, up from 14.8% during the year ended December 31, 2012. We commenced our international operations in the Europe during the first half of 2010 and in Asia during the fourth quarter of 2011 with the launch of operations in Singapore. We further expanded our international operations by opening additional offices in Europe and Asia in 2012 and 2013. We offer the same services internationally as we do in the United States, and we intend to continue to pursue a strategy of expanding our international operations.

Key Operating and Financial Performance Metrics

        We monitor the key operating and financial performance metrics set forth in the table below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except percentages and per share amounts)
Revenue	$259,171	$177,667	$103,678
Gross margin	40.3%	40.5%	38.7%
Net loss	$(15,113)	$(5,430)	$(287)
Adjusted EBITDA	$8,961	$4,543	$1,839
Basic and diluted net loss per share	$(0.18)	$(0.11)	$(0.32)
Diluted non-GAAP net income per share	$0.10	$0.07	$0.09

        Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers, as well as the mix of offerings used by our clients. Certain offerings such as MMX can generate a lower gross margin for us at times than our network business, for example.

        Adjusted EBITDA represents our earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate non-cash stock-based compensation expense and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and acquisition related severance costs, bonuses, retention bonuses and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. We do not consider the inclusion of these costs to be indicative of our core operating performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Diluted non-GAAP net income per share is calculated as adjusted EBITDA divided by the diluted weighted average number of shares outstanding during the period.

        Adjusted EBITDA and diluted non-GAAP net income per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

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

  •
  adjusted EBITDA and diluted non-GAAP net income per share do not reflect changes in, or cash requirements for, our working capital needs;

  •
  adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

  •
  adjusted EBITDA and diluted non-GAAP net income per share do not reflect tax payments that may represent a reduction in cash available to us; and

  •
  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

        Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following tables present reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(15,113)	$(5,430)	$(287)
Adjustments:
Interest expense, net	95	64	21
Income tax (benefit) expense	(47)	70	(486)
Depreciation and amortization expense	5,913	2,365	759
Acquisition-related costs	8,410	—	—
Deferred compensation	750	—	—
Stock-based compensation expense	8,953	7,474	1,832

Total net adjustments	24,074	9,973	2,126

Adjusted EBITDA	$8,961	$4,543	$1,839

        The following tables present reconciliations of GAAP net loss per share to diluted non-GAAP net income per share for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Net loss per share	$(0.18)	$(0.11)	$(0.32)
Adjustments:
Impact of difference in denominator due to dilutive shares*	—	—	0.06
Accretion of dividends on preferred	—	0.02	0.24
Interest expense, net	0.00	0.00	0.00
Income tax benefit (expense)	0.00	0.00	(0.02)
Depreciation and amortization expense	0.07	0.04	0.04
Acquisition-related costs	0.10	—	—
Deferred compensation	0.01	—	—
Stock-based compensation expense	0.10	0.12	0.09

Total net adjustments	0.28	0.18	0.41

Diluted non-GAAP net income per share	$0.10	$0.07	$0.09

Diluted weighted average common shares outstanding (in thousands)	87,172	67,215	20,802

*
GAAP diluted net loss per share is the same as GAAP basic net loss per share as the effects of potentially dilutive items were anti-dilutive given our net loss. These anti-dilutive items are included in the denominator for the calculation of diluted non-GAAP net income per share.

Components of Operating Results

  Revenue

        We generate revenue by charging advertisers to deliver ads to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Our fees from advertisers are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements we deliver, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads on several bases: cost per thousand impressions, or CPM, on which we charge advertisers for each ad delivered to a consumer; cost per click, or CPC, on which we charge advertisers for each ad clicked on by a user; and cost per action, or CPA, on which we charge advertisers each time a consumer takes a specified action, such as downloading an app. Our revenue recognition policies are discussed in more detail in the section below entitled "—Critical Accounting Policies and Significant Judgments and Estimates."

        We classify our advertiser clients as "brand" advertisers or "performance" advertisers, depending on the intent of the advertiser. We believe this classification is typical in the advertising and media industries. The goal of a brand advertiser, such as a large automobile manufacturer, is primarily to promote recognition and awareness of its brand among potential consumers and to induce those consumers to purchase a product or service over time. On the other hand, a performance advertiser, such as a social gaming company, typically seeks to cause a specific action by the viewer of the ad, such as clicking on the ad to be taken to a mobile website, downloading an app on the viewer's mobile device or registering the viewer's email address in order to receive further communications from the provider of a product or service.

        Most of our brand advertiser clients, whether based in the United States or internationally, pay us on a CPM basis, as their primary goal is to maximize the number of ad impressions being viewed, although some brand advertisers may use CPC pricing terms from time to time. On the other hand, U.S. and international performance advertisers generally pay us on a CPC or CPA basis, in which case we are only paid when a viewer takes the specified action, such as clicking on the ad or downloading an app.

        Historically, brand advertisers have typically represented about 60% of our annual revenues, with performance advertisers generating the remainder. Factoring in our acquisition of Jumptap in November 2013, our split between brand and performance revenue was approximately 50% brand and 50% performance for the fourth quarter of 2013. We have not generally experienced meaningful trends in the mix of our annual revenue between these types of advertisers; however, the composition of revenue from brand and performance advertisers on our platform often changes throughout the year. For example, we typically see a larger proportion of our revenue derived from brand advertisers in the second and fourth quarters, reflecting what we believe to be traditional seasonality in the advertising industry due to increased consumer spending going into the summer and winter holiday seasons. We tend to see the lowest percentage of brand advertising and the highest percentage of performance advertising in the first quarter of the year. Following these seasonal trends, brand advertising typically represents between one-half and two-thirds of our revenue in any particular quarter. In addition, based on our historical experience, a higher percentage of our international revenue is derived from performance advertisers than is the percentage for domestic revenues, although there is a wide variation from country to country, even within a global region, of the mix between performance and brand advertising in any particular quarter.

        During the year ended December 31, 2013, we experienced a decline in our U.S. performance advertising business and a corresponding increase in the percentage of our business derived from brand advertisers. This decline was the result of some performance advertisers looking to drive downloads of their applications by moving their business to competitive platforms, particularly those that enabled them to buy across multiple mobile exchanges. Jumptap, which we recently acquired, had captured a meaningful portion of this business. After we announced the acquisition of Jumptap on August 13, 2013, we saw an acceleration of this trend, as some performance advertisers consolidated their spending on Jumptap's buying platform understanding that, following the closing of the acquisition, Jumptap would be able to purchase advertising through us as needed. This acceleration also continued in the fourth quarter, and we believe the acquisition will help reverse the trend of slowing growth in our U.S. performance business, and we expect our annual mix of brand and performance advertising to be about equal going forward.

  Cost of Revenue

        Cost of revenue consists primarily of the payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically determined in advance as either a percentage of the advertising revenue we earn from mobile ads placed on the developer's app or as a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction-based marketplace exchanges. We recognize cost of revenue on a developer-by-developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue. The use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. The cost of revenue for ads delivered through auction-based exchanges can vary depending on our ability to purchase inventory at competitive rates to win the auction bid. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space. We expect that our exchange business may generate a lower gross margin for us than our network business, as is typical in the industry.

  Operating Expenses

        Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock-based compensation expense in connection with the grant of any equity instrument in the applicable operating expense category based on the respective equity award recipient's function. Additionally, with the closing of the acquisition of Jumptap and our assumption of the Jumptap sales and marketing, technology and development and general and administrative functions, we saw an immediate increase in our operating expenses beginning in the fourth quarter of 2013.

        Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser-focused sales and marketing employees, including stock-based compensation, commissions and bonuses. Historically, salaries and personnel costs have been approximately 70% of total sales and marketing expenses. Additional expenses include marketing programs, consulting, amortization of customer relationship intangible assets, travel and other related overhead. We expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

        Technology and development expense.    Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock-based compensation and bonuses. Historically, salaries and personnel costs have been 75% to 85% of total technology and development expenses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of technology intangible assets and internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. We intend to continue to invest in our technology and development efforts by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

        General and administrative expense.    General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Historically, salaries and personnel costs have been approximately 50% to 60% of total general and administrative expenses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. We expect our general and administrative expenses to increase in the foreseeable future to support our continued growth.

  Interest and Other Income (Expense)

        Interest expense, net consists primarily of interest expense, offset by interest income. Interest expense consists primarily of interest from capital leases, amortization of deferred financing costs and commitment fees on loans. We have not borrowed under our existing credit facility to date.

        Prior to our IPO, the fair value of our preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in other income or expense. Upon the closing of our IPO, the preferred stock warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense.

  Income Tax Benefit (Expense)

        Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expense for the years ended December 31, 2013 and 2012.

Results of Operations

        The following table sets forth our consolidated statement of operations data, both in dollars and as a percentage of revenue, for each of the periods indicated.

  Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013		2012
	(in thousands)				Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
Consolidated Statement of Operations Data:
Revenue	$259,171	100.0%	$177,667	100.0%	$81,504	45.9%
Cost of revenue	154,774	59.7	105,739	59.5	49,035	46.4

Gross profit	104,397	40.3	71,928	40.5	32,469	45.1
Operating expenses:
Sales and marketing	38,682	14.9	23,816	13.4	14,866	62.4
Technology and development	18,966	7.3	13,620	7.7	5,346	39.3
General and administrative	61,891	23.9	38,954	21.9	22,937	58.9

Total operating expenses	119,539	46.1	76,390	43.0	43,149	56.5

Loss from operations	(15,142)	(5.8)	(4,462)	(2.5)	(10,680)	239.3
Interest and other expense:
Interest expense, net	(95)	0.0	(64)	0.0	(31)	48.5
Other income (expense)	77	0.0	(834)	(0.5)	911	(109.3)

Total interest and other expense	(18)	0.0	(898)	(0.5)	880	(98.0)
Loss before income taxes	(15,160)	(5.8)	(5,360)	(3.0)	(9,800)	182.8
Income tax benefit (expense)	47	0.0	(70)	0.0	117	(167.1)

Net loss	$(15,113)	(5.8)%	$(5,430)	(3.0)%	$(9,683)	178.3

        Revenue.    Revenue was $259.2 million for the year ended December 31, 2013 compared to $177.7 million for the year ended December 31, 2012, an increase of $81.5 million, or 45.9%. 2013 revenue includes revenue from Jumptap of $25.6 million for the period from November 6, 2013 to December 31, 2013. This growth was primarily attributable to an increase in spending from our existing advertiser clients as well as an increase in the number of advertiser clients using our platform. Revenue from our existing advertiser clients increased by 52.8% during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and represented 87.3% of our total revenue for the year ended December 31, 2013. The increase in revenue from existing clients was driven by additional campaigns from brand and performance advertisers that had previously advertised with us, larger campaign sizes and campaigns for new brands owned by existing clients. Revenue from new advertiser clients increased by 8.9% during the year ended December 31, 2013 as compared to the year ended December 31, 2012 and represented 12.7% of our total revenue for the year ended December 31, 2013.

        Our revenue from international operations was $62.1 million, or 24.0% of total revenue, for the year ended December 31, 2013 compared to $26.2 million, or 14.8% of total revenue, for the year ended December 31, 2012. This revenue growth in our international operations was primarily driven by certain large, international performance clients, though revenue increased across a number of clients globally in 2013.

        We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. Therefore, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States. As a result, our revenue from advertising delivered to U.S. consumers was higher than the revenue derived from advertising sold in the United States in 2013.

        We also substantially increased our overall sales force during the year ended December 31, 2013 compared to the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

        Cost of revenue.    Cost of revenue was $154.8 million, or 59.7% of revenue, for the year ended December 31, 2013, an increase of $49.1 million, or 46.4%, from $105.7 million, or 59.5% of revenue, for the year ended December 31, 2012. The increase in cost of revenue in absolute dollars was the direct result of the increase in revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertising clients.

        Sales and marketing.    Sales and marketing expense was $38.7 million, or 14.9% of revenue, for the year ended December 31, 2013, an increase of $14.9 million, or 62.4%, from $23.8 million, or 13.4% of revenue, for the year ended December 31, 2012. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $9.8 million increase in salaries and personnel-related costs associated with an increase in headcount and stock-based compensation expense, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees was 187 at December 31, 2013, which is an increase from 113 at December 31, 2012. As a result of the Jumptap acquisition we added 40 sales and marketing employees. These employees and corresponding expenses only affected the period from November 6, 2013 to December 31, 2013. In addition, we experienced a $2.5 million increase in our marketing programs and travel expenses, an additional $509,000 in depreciation expense related to our property and equipment, an additional $531,000 in amortization expense for acquired intangible assets, an additional $723,000 in rent expense, $801,000 in severance payments which resulted from the acquisition of Jumptap, and an additional $100,000 in other general sales and marketing costs to support our growing sales force.

        Technology and development.    Technology and development expense was $19.0 million, or 7.3% of revenue, for the year ended December 31, 2013, an increase of $5.4 million, or 39.3%, from $13.6 million, or 7.7% of revenue, for the year ended December 31, 2012. The increase in technology and development expense, in absolute dollars, was primarily attributable to a $5.2 million increase in salaries and personnel-related costs associated with an increase in headcount, partially offset by a decrease in stock compensation expense of $2.1 million primarily associated with a one-time cost recorded in the prior year related to the departure of certain employees in the technology and development functions and acceleration of unvested stock awards. The number of full-time technology and development employees was 143 at December 31, 2013, which is an increase from 79 at December 31, 2012. As a result of the Jumptap acquisition we added 51 technology and development employees. These employees and corresponding expenses only affected the period from November 6, 2013 to December 31, 2013. In addition, for the year ended December 31, 2013, we incurred $780,000 in increased depreciation expense related to our property, equipment, and internally developed software, an additional $765,000 in amortization expense for acquired intangible assets, an additional $107,000 in rent expense, an additional $162,000 in travel related activities, an additional $334,000 in production server hosting expenses, and $95,000 in severance payments as a result of the acquisition of Jumptap. The decrease in technology and development expenses as a percentage of revenue for the year ended December 31, 2013 was primarily attributable to our revenue growing faster than our expenses during 2013, but was also affected by the $2.1 million of higher stock-based compensation expense for our technology and development employees in the prior year.

        General and administrative.    General and administrative expense was $61.9 million, or 23.9% of revenue, for the year ended December 31, 2013, an increase of $22.9 million, or 58.9%, from $39.0 million, or 21.9% of revenue, for the year ended December 31, 2012. The increase in general and administrative expense was primarily attributable to a $9.4 million increase in salaries and personnel-related costs associated with an increase in headcount and stock compensation expense. In addition, for the year ended December 31, 2013, we incurred $7.6 million of acquisition-related costs and severance related to the Jumptap and Metaresolver acquisitions, increased professional service fees of $1.3 million, $1.0 million in increased depreciation and amortization expense related to our property, equipment, and internally developed software, $750,000 of deferred compensation expense related to our acquisition of Metaresolver, increased rent expense of $475,000, increased information system costs of $272,000, and an increase of $2.1 million in other general corporate costs necessary to support the overall growth in our business. The number of full-time general and administrative employees was 270 at December 31, 2013, an increase from 156 at December 31, 2012. As a result of the Jumptap acquisition we added 64 general and administrative employees. These employees and corresponding expenses only affected the period from November 6, 2013 to December 31, 2013.

        Income tax benefit.    For the year ended December 31, 2013, we recognized an income tax benefit of $47,000 primarily due to investment tax credits in Singapore, partially offset by minimal state and foreign tax liabilities.

  Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012		2011
	(in thousands)				Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
Consolidated Statement of Operations Data:
Revenue	$177,667	100.0%	$103,678	100.0%	$73,989	71.4%
Cost of revenue	105,739	59.5	63,595	61.3	42,144	66.3

Gross profit	71,928	40.5	40,083	38.7	31,845	79.4
Operating expenses:
Sales and marketing	23,816	13.4	14,255	13.7	9,561	67.1
Technology and development	13,620	7.7	5,181	5.0	8,439	162.9
General and administrative	38,954	21.9	21,321	20.6	17,633	82.7

Total operating expenses	76,390	43.0	40,757	39.3	35,633	87.4

Loss from operations	(4,462)	(2.5)	(674)	(0.6)	(3,788)	562.0
Interest and other expense:
Interest expense, net	(64)	0.0	(21)	0.0	(43)	204.8
Other expense	(834)	(0.5)	(78)	(0.1)	(756)	969.2

Total other income (expense)	(898)	(0.5)	(99)	(0.1)	(799)	807.1
Loss before income taxes	(5,360)	(3.0)	(773)	(0.7)	(4,587)	593.4
Income tax expense	(70)	0.0	486	0.5	(556)	(114.4)

Net loss	$(5,430)	(3.0)%	$(287)	(0.2)%	$(5,143)	1,792.0

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

        We also substantially increased our overall sales force during the year ended December 31, 2012 compared to the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

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

        Sales and marketing.    Sales and marketing expense was $23.8 million, or 13.4% of revenue, for the year ended December 31, 2012, an increase of $9.5 million, or 67.1%, from $14.3 million, or 13.7% of revenue, for the year ended December 31, 2011. The increase in sales and marketing expense was primarily attributable to a $6.7 million increase in salaries and personnel- related costs, as we increased the number of sales and marketing personnel to support our expanding client base and experienced higher commission costs associated with higher revenue. The number of full-time sales and marketing employees was 113 at December 31, 2012, an increase from 69 at December 31, 2011. In addition, we experienced a $1.4 million increase in our marketing programs and travel expenses. The decrease in sales and marketing expense as a percentage of revenue for the year ended December 31, 2012 was primarily the result of our growth in revenue and improved efficiencies in our sales organization.

        Technology and development.    Technology and development expense was $13.6 million, or 7.7% of revenue, for the year ended December 31, 2012, an increase of $8.5 million, or 162.9%, from $5.2 million, or 5.0% of revenue, for the year ended December 31, 2011. The increase in technology and development expense was primarily attributable to a $4.5 million increase in salaries and personnel-related costs associated with an increase in headcount, as well as an increase in stock compensation expense of $400,000 resulting from a full year of vesting of equity awards made in connection with the acquisition of Condaptive, Inc., or Condaptive, which closed in May 2011, an additional $1.4 million for accelerating the vesting of restricted common stock for employees in the technology and development function, and $1.0 million in one-time stock- based compensation expense related to the vesting of equity awards in connection with the separation of technology and development employees in 2012. The number of full-time technology and development employees was 79 at December 31, 2012, an increase from 44 at December 31, 2011. Additionally, for the year ended December 31, 2012, we incurred $545,000 in increased amortization expenses related to our internally developed software.

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

Seasonality

        Our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year, and the first quarter representing our smallest percentage of total revenue for the year. Many brand advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Liquidity and Capital Resources

  Sources of Liquidity

        Prior to our IPO, we funded our operations principally through private placements of our capital stock and bank borrowings and raised an aggregate of $64.8 million from the sale of redeemable convertible preferred stock to third parties.

        In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. The loan agreement was amended in October 2013 to extend the maturity date to May 9, 2014, revise the interest rate payable under the agreement and to make other changes. Advances under the line of credit bear interest at a floating rate equal to the prime rate published in the Wall Street Journal, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. As of December 31, 2013, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of December 31, 2013, we were in compliance with all covenants under the loan agreement. As of December 31, 2013, we had $342,000 in standby letters of credit outstanding against the available balance under the line of credit.

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

  Working Capital

        The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and For the year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$99,237	$137,439	$16,707
Accounts receivable, net of allowances	109,056	59,179	34,986
Working capital	130,551	154,159	23,954
Cash provided by (used in):
Operating activities	(21,419)	(2,537)	(2,758)
Investing activities	(3,112)	(5,260)	(5,588)
Financing activities	(13,528)	128,526	(2,703)

        Our cash and cash equivalents at December 31, 2013 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts, certificates of deposit and money market funds that are currently providing only a minimal return.

        Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at December 31, 2013 and 2012. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

  Cash Flows

  Operating Activities

        For the year ended December 31, 2013, our net cash used in operating activities of $21.4 million consisted of a net loss of $15.1 million and $23.0 million of cash used to fund changes in working capital, which was primarily driven by the acquisition of Jumptap, domestic and international expansion of our operations, and by our investment in technology and development and personnel to facilitate our growth, offset by $16.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $9.0 million, depreciation and amortization expense of $5.9 million, and bad debt expense of $1.8 million. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the Metaresolver and Jumptap acquisitions that closed in 2013. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $28.1 million, which was primarily driven by increased revenue during the year as we continued to expand our operations both domestically and internationally, an increase in prepaid expenses and other current assets of $1.3 million, which was primarily the result of additional deposit requirements for new office space and future marketing events and memberships, an increase in accounts payable and accrued expenses of $4.7 million, which was primarily the result of our Jumptap acquisition, and increases in accrued payroll and payroll related expenses of $1.1 million, which was primarily the result of increases in headcount to support our growing business. These decreases were partially offset by increases in operating cash flow due to an $11.5 million increase in accrued cost of revenue, driven primarily by an increase in developer-related charges.

        For the year ended December 31, 2012, our net cash used in operating activities of $2.5 million consisted of a net loss of $5.4 million and $9.3 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $12.3 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $7.5 million, depreciation and amortization expense of $2.4 million and non-cash changes in the fair value of a preferred stock warrant liability of $834,000 from January 1, 2012 until its reclassification to additional paid-in capital on April 3, 2012. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the Condaptive acquisition that closed in 2011. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $25.7 million, which was primarily driven by increased revenue during the year as we continued to expand our operations both domestically and internationally, and an increase in prepaid expenses and other assets of $542,000, which was primarily the result of additional deposit requirements for new office space and future marketing events and memberships. These decreases were partially offset by increases in operating cash flow due to a $16.4 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in developer-related charges, and an $869,000 increase in accrued payroll and payroll-related expenses resulting from an increase in the number of employees.

        For the year ended December 31, 2011, our net cash used in operating activities of $2.8 million consisted of a net loss of $287,000 and $5.1 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $2.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $1.8 million, depreciation and amortization expense of $759,000 and bad debt expense of $345,000, partially offset by $481,000 in deferred income tax benefits. The increased depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $15.4 million, primarily driven by increased revenue during the year as we continued to expand our operations both domestically and internationally, an increase in prepaid expenses and other assets of $1.4 million, primarily the result of additional deposit requirements for new office space and future marketing events and memberships, and a decrease in deferred revenue of $194,000 as a result of fewer clients prepaying for advertising services. These decreases were partially offset by increases in operating cash flow due to a $9.8 million increase in accounts payable and accrued expenses and accrued cost of revenue, driven primarily by an increase in developer-related charges, and a $2.0 million increase in accrued payroll and payroll-related expenses resulting from an increase in the number of employees.

  Investing Activities

        For the year ended December 31, 2013, net cash used in investing activities was $3.1 million, consisting of a cash inflow of $2.0 million of cash acquired, net of cash consideration paid, as part of the Metaresolver and Jumptap acquisitions, offset by a cash outflow of $5.1 million for purchases of property and equipment.

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

  Financing Activities

        For the year ended December 31, 2013, net cash used in financing activities was $13.5 million, consisting primarily of $14.4 million in cash used to repay a line of credit and long-term debt acquired in the Jumptap acquisition and cash used for payment of employee withholding taxes related to restricted stock unit vesting of $518,000. The cash used in financing activities was partially offset by $1.5 million in cash received upon the exercise of stock options.

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

Operating and Capital Expenditure Requirements

        We believe that our existing cash balances and interest income we earn on these balances will be sufficient to meet our anticipated cash requirements through at least the next 12 months. During this period, we expect our capital expenditure requirements to be approximately $25 million, primarily for computer and network equipment, such as servers, switches and laptops and for the expansion of our Baltimore, Maryland headquarters.

Contractual Obligations

        We have non-cancelable contractual obligations for office space and capital leases. The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2013. Future events could cause actual payments to differ from these estimates. We also have a line of credit with SVB, as described above, although we have not borrowed under this facility.

	Payment due by period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Operating lease obligations	$4,628	$6,267	$6,359	$5,403	$5,234	$20,506	$48,397
Capital lease obligations	661	674	326	87	—	—	1,748
Other liabilities	50	60	70	—	—	—	180

Total	$5,339	$7,001	$6,755	$5,490	$5,234	$20,506	$50,325

Off-Balance Sheet Arrangements

        As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

        While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

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

        In the normal course of business, we act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions with advertisers. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative, in reaching our conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. To date, we have determined that we are the primary obligor in all our advertising arrangements because we are responsible for identifying and contracting with third party advertisers, establishing the selling prices of the advertisements sold, and performing all billing and collection activities, including retaining credit risk, and bearing sole responsibility for fulfillment of the advertising. Accordingly, we act as the principal in all of our arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.

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

  Business Combinations

        In business combinations, we determine the acquisition purchase price as the sum of the consideration we provide. When we issue stock-based awards to an acquired company's selling stockholders or employees, we evaluate whether the awards are purchase consideration or compensation for post-business combination services. Our evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

        We allocate the purchase price in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

        To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. Working capital is recorded at its fair value. We estimate the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by the asset and the risk associated with achieving these cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible asset, which include revenue, operating expenses and taxes.

  Stock-Based Compensation

        We include stock-based compensation as part of operating expenses in connection with the grant or modification of stock options and other equity awards to our directors, employees and non-employees. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant is measured based on the estimated fair value of the award at the date of grant. Modifications are measured based on the fair value at the date of modification. The fair value is then recognized as stock-based compensation expense over the requisite service period, which is the vesting period, of the award. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in the Stock-Based Compensation footnote to our consolidated financial statements included under Item 8 of this Annual Report.

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

  Interest Rate Sensitivity

        We maintain a short-term investment portfolio consisting mainly of highly liquid short-term money market funds, which we consider to be cash equivalents. These investments earn interest at variable rates and, as a result, decreases in market interest rates would generally result in decreased interest income. Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. During 2013, we did not have any borrowings outstanding under the line of credit.

  Foreign Currency Exchange Risk

        With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and if our exposure increases, adverse movement in foreign currency exchange rates would have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, other countries in Europe, and Singapore. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on December 31, 2013 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

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

Item 8.    Financial Statements and Supplementary Data

Millennial Media, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Millennial Media, Inc.:

        We have audited Millennial Media, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Millennial Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jumptap, Inc., which is included in the 2013 consolidated financial statements of Millennial Media, Inc. and constituted $214 million and $186 million of total and net assets, respectively, as of December 31, 2013 and $26 million and $259 thousand of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Millennial Media, Inc. also did not include an evaluation of the internal control over financial reporting of Jumptap, Inc.

        In our opinion, Millennial Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Millennial Media, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013 of Millennial Media, Inc., and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Financial Statements

The Board of Directors and Stockholders of Millennial Media, Inc.

        We have audited the accompanying consolidated balance sheets of Millennial Media, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennial Media, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Millennial Media, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Baltimore, Maryland
March 3, 2014

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$99,237	$137,439
Restricted cash	320	—
Accounts receivable, net of allowances of $4,773 and $2,673 as of December 31, 2013 and December 31, 2012, respectively	109,056	59,179
Prepaid expenses and other current assets	4,243	1,966

Total current assets	212,856	198,584
Long-term assets:
Property and equipment, net	12,663	6,850
Restricted cash	515	—
Goodwill	135,489	1,348
Intangible assets, net	57,706	913
Other assets	375	754

Total long-term assets	206,748	9,865

Total assets	$419,604	$208,449

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$7,617	$3,788
Accrued cost of revenue	65,053	34,430
Accrued payroll and payroll related expenses	8,767	6,038
Deferred revenue	868	169

Total current liabilities	82,305	44,425
Other long-term liabilities	1,829	243

Total liabilities	84,134	44,668
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 106,314,909 and 79,182,913 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	106	79
Additional paid-in capital	400,716	213,823
Accumulated other comprehensive loss	(196)	(78)
Accumulated deficit	(65,156)	(50,043)

Total stockholders' equity	335,470	163,781

Total liabilities and stockholders' equity	$419,604	$208,449

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$259,171	$177,667	$103,678
Cost of revenue	154,774	105,739	63,595

Gross profit	104,397	71,928	40,083
Operating expenses:
Sales and marketing	38,682	23,816	14,255
Technology and development	18,966	13,620	5,181
General and administrative	61,891	38,954	21,321

Total operating expenses	119,539	76,390	40,757

Loss from operations	(15,142)	(4,462)	(674)
Interest and other income (expense):
Interest expense, net	(95)	(64)	(21)
Other income (expense)	77	(834)	(78)

Total interest and other income (expense)	(18)	(898)	(99)

Loss before income taxes	(15,160)	(5,360)	(773)
Income tax benefit (expense)	47	(70)	486

Net loss	(15,113)	(5,430)	(287)
Accretion of dividends on redeemable convertible preferred stock	—	(1,328)	(5,022)

Net loss attributable to common stockholders	$(15,113)	$(6,758)	$(5,309)

Net loss per share:
Basic and diluted	$(0.18)	$(0.11)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	84,029	60,951	16,363
Stock-based compensation expense included above:
Sales and marketing	$877	$1,003	$130
Technology and development	1,665	3,768	1,007
General and administrative	6,411	2,703	695

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(15,113)	$(5,430)	$(287)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(117)	5	(68)
Foreign currency translation adjustments	(1)	(58)	54

Total comprehensive loss	$(15,231)	$(5,483)	$(301)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance, December 31, 2010	16,258,297	$16	$—	$(11)	$(40,319)	$(40,314)
Repurchase and retirement of common stock	(300,761)	—	—	—	(827)	(827)
Issuance of common stock in connection with an acquisition	24,329	—	75	—	—	75
Issuance of restricted common stock in connection with an acquisition	1,448,080	1	—	—	—	1
Exercise of stock options	581,090	—	166	—	—	166
Stock-based compensation expense	—	—	1,832	—	—	1,832
Accretion of dividends on redeemable convertible preferred stock	—	—	(2,073)	—	(2,949)	(5,022)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(31)	(31)
Net loss	—	—	—	—	(287)	(287)
Intra-entity foreign currency transaction adjustments	—	—	—	(68)	—	(68)
Foreign currency translation adjustments	—	—	—	54	—	54

Balance, December 31, 2011	18,011,035	$17	$—	$(25)	$(44,413)	$(44,421)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance, December 31, 2011	18,011,035	$17	$—	$(25)	$(44,413)	$(44,421)
Conversion of Series B warrant to common stock warrant	—	—	1,017	—	—	1,017
Cashless exercise of warrant to purchase common stock	46,760	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	47,679,003	48	77,955	—	—	78,003
Issuance of common stock in connection with exercises of stock options and vesting of restricted stock units, net of withholdings	2,650,893	3	1,493	—	—	1,496
Issuance of common stock from initial public offering, net of issuance costs	10,795,222	11	127,020	—	—	127,031
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,136)	—	(192)	(1,328)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	—	(8)	(8)
Stock-based compensation expense	—	—	7,474	—	—	7,474
Net loss	—	—	—	—	(5,430)	(5,430)
Intra-entity foreign currency transaction adjustments	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	(58)	—	(58)

Balance, December 31, 2012	79,182,913	$79	$213,823	$(78)	$(50,043)	$163,781

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	79,182,913	79	213,823	(78)	(50,043)	$163,781
Issuance of common stock in connection with an acquisition, net of issuance costs	24,745,470	25	175,270	—	—	175,295
Issuance of common stock and stock options for acquisition-related activity	14,134	—	112	—	—	112
Issuance costs related to public offerings	—	—	(58)	—	—	(58)
Options assumed in connection with an acquisition	—	—	1,672	—	—	1,672
Issuance of common stock in connection			—
with exercises of stock options	2,087,492	2	1,462	—	—	1,464
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	284,900	—	(518)	—	—	(518)
Stock-based compensation expense	—	—	8,953	—	—	8,953
Net loss	—	—	—	—	(15,113)	(15,113)
Intra-entity foreign currency transaction adjustments	—	—	—	(117)	—	(117)
Foreign currency translation adjustments	—	—	—	(1)	—	(1)

Balance, December 31, 2013	106,314,909	$106	$400,716	$(196)	$(65,156)	$335,470

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(15,113)	$(5,430)	$(287)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	8,953	7,474	1,832
Non-cash change in fair value of Series B warrant	—	834	78
Non-cash acquisition related costs	111	—	—
Bad debt expense	1,766	1,639	345
Deferred income taxes	—	—	(481)
Depreciation and amortization	5,913	2,365	759
Amortization of deferred financing fees	61	28	12
Unrealized foreign currency (gain) loss	(84)	(98)	38
Changes in assets and liabilities, net of acquired balances:
Accounts receivable	(28,117)	(25,733)	(15,379)
Prepaid expenses and other current assets	(1,299)	(542)	(1,027)
Other assets	363	(249)	(399)
Accounts payable and accrued expenses	(4,740)	2,884	1,817
Accrued cost of revenue	11,455	13,467	7,942
Accrued payroll and payroll related expenses	(1,096)	869	2,005
Other long-term liabilities	292	(57)	181
Deferred revenue	116	12	(194)

Net cash and cash equivalents used in operating activities	(21,419)	(2,537)	(2,758)
Cash flows from investing activities
Net cash from acquisitions	1,968	—	(2,060)
Purchases of property and equipment	(5,080)	(5,260)	(3,528)

Net cash and cash equivalents used in investing activities	(3,112)	(5,260)	(5,588)
Cash flows from financing activities
Repayment of credit line	(4,003)	—	—
Repayment of long-term debt	(10,353)	—	—
Repurchase and retirement of common shares	—	—	(827)
Proceeds from issuance of common stock, net of offering costs	—	127,030	—
Payment of deferred offering costs	—	—	(1,985)
Payment of deferred financing fees	—	—	(57)
Proceeds from exercises of stock options	1,462	1,496	166
Share issuance costs	(116)	—	—
Withholding payments for vesting of restricted stock units	(518)	—	—

Net cash and cash equivalents provided by (used in) financing activities	(13,528)	128,526	(2,703)

Effect of exchange rates on cash and cash equivalents	(143)	3	(47)

Net (decrease) increase in cash and cash equivalents	(38,202)	120,732	(11,096)
Cash and cash equivalents, beginning of the period	137,439	16,707	27,803

Cash and cash equivalents, end of the period	$99,237	$137,439	$16,707

Supplemental disclosure of noncash investing and financing activities
Issuance of common stock and assumption of options in connection with acquisitions, net of offering costs	$176,967	$—	$75
Accretion of dividends on redeemable convertible preferred stock	$—	$1,328	$5,022
Accretion of issuance costs on redeemable convertible preferred stock	$—	$8	$31

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

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of Millennial Media, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowances, the useful lives of long-lived assets and other intangible assets, assumptions used for purposes of determining stock-based compensation, identification of intangibles in purchase accounting, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting revenue and expenses during the periods presented.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of checking accounts and a money market account. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances in financial institutions in amounts greater than federally insured limits.

  Restricted Cash

        Restricted cash as of December 31, 2013 consists of cash required to be deposited with financial institutions for letters of credit for the Company's Massachusetts and New York office lease agreements and as collateral for the Company's credit card accounts.

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

        In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

        Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company's customers. As of December 31, 2013 and 2012, there was $868,000 and $169,000, respectively, of services for which cash payments were received in advance of the Company's performance of the service under the arrangement and recorded as deferred revenue in the accompanying consolidated balance sheets.

  Cost of Revenue

        Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements. These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer's application or a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction-based marketplace exchanges. The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer's advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue. The cost of revenue for ads delivered through auction-based exchanges can vary depending on the Company's ability to purchase inventory at competitive rates to win the auction bid.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2013 and 2012 (in thousands):

	Balance at December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$68,437	$68,437	$—	$—

	$68,437	$68,437	$—	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds(1)	$108,419	$108,419	$—	$—

	$108,419	$108,419	$—	$—

(1)
Money market funds are classified as cash equivalents in the Company's consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company's cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $30.8 million and $29.0 million of operating cash balances as of December 31, 2013 and December 31, 2012, respectively.

  Concentration of Credit Risk

        Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash and cash equivalents are held at financial institutions that the Company believes to be of high credit quality. The Company's cash and cash equivalent accounts exceed federally insured limits at times. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

        During the year ended December 31, 2013 no customers accounted for more than 10% of revenue and one customer accounted for greater than 10% of outstanding receivables at year end. During the year ended December 31, 2012 no customers accounted for more than 10% of revenue or greater than 10% of outstanding receivables at year end.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accounts Receivable and Allowance for Doubtful Accounts and Sales Credits

        The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on the Company's evaluation of the collectability of amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates. However, higher than expected bad debts may result in future write-offs that are greater than the Company's estimates.

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

        The estimated useful lives for significant property and equipment categories are as follows:

Office furniture and fixtures	3 - 7 years
Computer equipment	3 years
Purchased software	3 years
Internally developed software	3 years
Leasehold improvements	Lesser of remaining lease term or useful life

        Repairs and maintenance costs are charged to expense as incurred.

  Internally Developed Software

        The Company capitalizes certain internal and external software development costs, consisting primarily of direct labor associated with creating the internally developed software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (costs are capitalized) and the post-implementation/ operation stage (all costs expensed as incurred). The costs capitalized in the application development stage primarily include the costs of designing the application, coding and testing of the system. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. The Company believes the straight-line recognition method best approximates the manner in which the expected benefit will be derived. Capitalized software development costs of $3.5 million and $3.0 million have been included in property and equipment in the consolidated balance sheets as of December 31, 2013 and 2012, respectively. Amortization expense for the related capitalized internally developed software for the years ended December 31, 2013, 2012, and 2011 totaled $1.0 million, $723,000,

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and $79,000, respectively, and is included in technology and development and general and administrative expenses in the accompanying consolidated statements of operations.

  Business Combinations

        In business combinations, the Company determines the acquisition purchase price as the sum of the consideration provided. When stock-based awards are issued to an acquired company's selling stockholders or employees, the Company evaluates whether the awards are purchase consideration or compensation for post-business combination services. This evaluation includes, among other things, whether the vesting of the stock-based awards is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as future compensation expense over the required service period.

        The Company allocates the purchase price in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

        To date, the assets acquired and liabilities assumed in business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. Working capital is recorded at its fair value. The Company estimates the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by the asset and the risk associated with achieving these cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible asset, which include revenue, operating expenses and taxes.

  Goodwill

        Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred in a business combination, over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests goodwill for impairment annually on October 1st or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit's carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.

        As of its impairment assessment date, the Company determined that it had a single, entity-wide reporting unit. Since becoming a public company, the Company uses market capitalization to determine the fair value of the Company's entity-wide reporting unit. As a result of the Company's annual impairment testing as of October 1, 2013, goodwill was not considered impaired.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Identifiable Intangible Assets

        The Company acquired fixed life intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method.

        The estimated useful lives used in computing amortization are as follows:

Technology	5 - 10 years
Customer relationships	6 years

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. As of December 31, 2013 and 2012, the Company did not believe any long-lived assets were impaired.

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

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs totaled $168,000, $76,000, and $184,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Advertising costs are included within sales and marketing expenses on the consolidated statements of operations.

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

        Technology and development costs are expensed as incurred, except for certain costs relating to internally developed software, which are capitalized and amortized on a straight-line basis over three years once the asset is placed in service.

  Foreign Operations and Currency

        The consolidated financial statements include the results of the Company's wholly owned subsidiaries whose books and records are maintained in a functional currency other than the U.S. Dollar. Foreign currency transaction losses totaled $194,000, $7,000 and $20,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

  Stock-Based Compensation

        The Company accounts for stock-based payment awards for employees by measuring services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense on a straight-line basis over the awards' vesting period, adjusted for estimated forfeitures. The Company accounts for stock-based payment awards for non-employees by measuring services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. Fair value is remeasured each reporting period. The Company recognizes non-employee stock-based compensation expense on a straight-line basis over the awards' vesting period, adjusted for estimated forfeitures.

        The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company's common stock, the expected life, and the expected stock price volatility based on peer companies, as there is not enough historical price data for the Company's common stock. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

  Basic and Dilutive Loss per Common Share

        The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company's redeemable convertible preferred stock (prior to the conversion to common stock) and the restricted common stock issued in the May 2011 acquisition of Condaptive, Inc. ("Condaptive") are entitled to participate in distributions, when and if declared by the board of directors, that are made to common stockholders, and as a result are considered participating securities.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or "if-converted") as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2013, 2012, and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been antidilutive.

3. Acquisitions

  Metaresolver

        On April 1, 2013, the Company completed the acquisition of all of the outstanding stock of Metaresolver, Inc. ("Metaresolver"), a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize their buy and deliver more relevant promotions. The cash consideration for the acquisition of Metaresolver was $13.7 million, of which $2.0 million represents potential deferred cash payments to certain of the Metaresolver founders. The deferred cash payments are subject to varying service requirements over a two-year period following the closing of the acquisition, are contingent on the Metaresolver founders' continued service with the Company and will be recognized as compensation expense on a straight-line basis over the requisite service period. For tax purposes, the $2.0 million was included in the purchase price.

        The Metaresolver acquisition was accounted for using the acquisition method of accounting. The consolidated financial statements of the Company for the year ended December 31, 2013 include the financial position and results of operations of Metaresolver from the acquisition date of April 1, 2013.

        The developed technology intangible asset acquired is being amortized over its estimated useful life of ten years. Amortization expense was $153,000 for the year ended December 31, 2013 and is included in general and administrative expenses on the accompanying consolidated statements of operations. Goodwill recognized from the transaction results from expected synergies and the acquired workforce. The Metaresolver acquisition was accounted for as a stock acquisition and, as such, none of the goodwill is deductible for tax purposes.

        The Company recognized $481,000 of acquisition-related costs for the year ended December 31, 2013, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

  Jumptap

        On November 6, 2013, the Company completed its acquisition of all of the outstanding stock of Jumptap, Inc. ("Jumptap"). Jumptap is a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize and deliver more relevant advertising.

        The acquisition date fair value of the consideration transferred to the former Jumptap securityholders was approximately $186.7 million, which consisted of the following:

Fair value of consideration transferred (in thousands, except share data)
Cash	$9,484
Common stock (24,745,470 shares)	175,445
Fair value of stock options assumed (861,311 options)	1,672
Effective settlement of pre-existing relationship	84

Total	$186,685

        The value of the share consideration for the Company's common stock was based on the closing price of $7.09 on the closing date of the acquisition. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

        The Jumptap acquisition was accounted for using the acquisition method of accounting. The consolidated financial statements of the Company as of and for the year ended December 31, 2013 include the financial position and results of operations of Jumptap from the acquisition date of November 6, 2013.

        The fair value estimates for Jumptap's assets and liabilities are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The intangible assets acquired will be amortized on a straight-line basis over the estimated remaining useful lives of 7 and 6 years for the technology and customer relationships assets, respectively. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including acquired workforce, as well as expected future synergies. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of this report. Thus, the provisional measurements of fair value are subject to change due to settlement of working capital. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Jumptap acquisition was accounted for as a stock acquisition and, as such, none of the goodwill is deductible for tax purposes.

        In November 2013, subsequent to the closing of the acquisition of Jumptap, the Company paid the remaining balance of the outstanding long term debt assumed in the acquisition of $14.4 million.

        The Company recognized $7.9 million of acquisition-related costs for the year ended December 31, 2013, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (in thousands) for the Jumptap and Metaresolver acquisitions:

	Jumptap	Metaresolver
Restricted cash	$320	$—
Accounts receivable, net of allowance of $1,062	23,410	118
Prepaids and other assets	1,332	22
Restricted cash—long term	514	—
Property and equipment	4,851	47
Customer relationships	21,290	—
Technology	35,170	2,048
Other assets	—	5
Goodwill	124,335	9,806

Total assets acquired	211,222	12,046

Accounts payable and accrued expenses	11,363	221
Accrued cost of revenue	19,167	—
Deferred revenue	530	—
Capital lease—current	566	—
Other current liabilities	—	149
Long-term debt	14,355	—
Capital lease—long-term	1,205	—
Other long-term liabilities	478	—

Total liabilities acquired assumed	47,664	370

Purchase consideration	$163,558	$11,676

Cash acquired	$23,127	$110

        The following unaudited pro forma financial information presents the Company's consolidated financial information assuming the acquisitions of Jumptap and Metaresolver had taken place on January 1, 2012. These amounts are presented in accordance with U.S. GAAP, consistent with the Company's accounting policies.

	Year Ended December 31,
	2013	2012
Revenue(1)	$341,943	$241,670
Net loss attributable to common stockholders(1)(2)	(22,845)	(29,593)

(1)
Portions of Metaresolver's and Jumptap's operations were fully integrated within the Company's operations as of the acquisition date; therefore, the Company is unable to determine the revenue and earnings amounts separately attributable to Metaresolver and the earnings amount separately attributable to Jumptap subsequent to each acquisition date. Revenue subsequent to the acquisition date separately attributable to Jumptap is approximately $25.6 million.

(2)
Pro forma net loss attributable to common stockholders for the year ended December 31, 2012 reflects the impact of certain expenses included in the Consolidated Statement of Operations for the year ended December 31, 2013, but excluded from the calculation of pro forma net loss attributable to common stockholders for that year. These expenses include acquisition-related costs of $8.4 million for the year ended December 31, 2013.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

        Property and equipment consisted of the following as of December 31 (in thousands):

	2013	2012
Office furniture and fixtures	$1,147	$514
Leasehold improvements	3,201	1,129
Internally developed software	3,458	2,980
Computer software	1,575	1,178
Computer equipment	10,438	4,030

	19,819	9,831
Less: accumulated depreciation and amortization	(7,156)	(2,981)

Property and equipment, net	$12,663	$6,850

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2013, 2012, and 2011 was $3.2 million, $2.1 million, and $580,000, respectively. Depreciation and amortization expense of internally developed software for the years ended December 31, 2013, 2012, and 2011 was $1.0 million, $723,000, and $79,000, respectively. The unamortized balance of internally developed software as of December 31, 2013 and 2012 was $1.7 million and $2.2 million, respectively.

5. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

Balance as of January 1, 2012	$1,348
Goodwill attributable to acquisitions	—

Balance as of December 31, 2012	1,348
Goodwill attributable to acquisitions	134,141

Balance as of December 31, 2013	$135,489

        Information regarding the Company's acquisition-related intangible assets is as follows (in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in years)
Intellectual property	$72	$28	$44	6.2
Customer relationships	21,290	531	20,759	5.9
Technology	38,510	1,607	36,903	6.9

Total	$59,872	$2,166	$57,706	6.6

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets (Continued)

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (in years)
Intellectual property	$72	$20	$52	7.2
Technology	1,292	431	861	3.3

Total	$1,364	$451	$913	3.5

        Amortization expense of acquisition-related intangible assets for the years ended December 31, 2013, 2012, and 2011 was $1.7 million, $266,000, and $179,000, respectively. As of December 31, 2013, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

2014	$9,056
2015	9,043
2016	8,871
2017	8,785
2018	8,785
Thereafter	13,166

$57,706

6. Commitments and Contingencies

  Operating Lease Commitments

        The Company leases office space under non-cancelable operating lease agreements which may include renewal options. Future minimum lease payments under these operating leases consisted of the following as of December 31, 2013 (in thousands):

2014	$4,628
2015	6,267
2016	6,359
2017	5,403
2018	5,234
Thereafter	20,506

$48,397

        Rent expense for the years ended December 31, 2013, 2012, and 2011 totaled $3.3 million, $2.0 million, and $927,000, respectively.

        Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported as a deferred rent liability within other long term liabilities in the accompanying consolidated balance sheets.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Commitments and Contingencies (Continued)

  Legal Contingencies

        During the normal course of our business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves. Based upon the Company's experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings and claims will have a material effect on its financial statements.

7. Debt and Capital Leases

  Line of Credit

        In August 2011, the Company entered into a line of credit with Silicon Valley Bank ("SVB"), which allows for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by substantially all of the Company's assets. The loan agreement was amended in October 2013. Advances under the line of credit bear interest at a floating rate equal to the prime rate published in the Wall Street Journal, with interest payable monthly. The line of credit agreement requires that the Company maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on May 9, 2014. As of December 31, 2013, the Company had not yet drawn on this line of credit. As part of the line of credit, the Company has a maximum of $2.0 million in available letters of credit. As of December 31, 2013, the Company has $342,000 in standby letters of credit outstanding against the available balance under the line of credit.

  Capital Leases

        As part of the acquisition of Jumptap, the Company acquired capital lease agreements with financing companies for computer equipment. The terms of the capital leases are between 3 - 4 years with interest rates ranging between 3.5% and 3.75%. As of December 31, 2013, these leases had a gross asset balance of $1.7 million and accumulated depreciation of $102,000. Depreciation expense for the year ended December 31, 2013 was $102,000.

        The future minimum payments under the capital leases as of December 31, 2013 are as follows:

2014	$661
2015	674
2016	326
2017	87

$1,748

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation

  2006 Equity Incentive Plan

        The Company's Board of Directors adopted, and the holders of common stock approved, the 2006 Equity Incentive Plan (the "2006 Plan") in July 2006. The 2006 Plan was amended by the Company's Board of Directors and approved by the holders of common stock in December 2010. The Company's 2006 Plan provides for the grant of incentive stock options to the Company's employees and affiliates' employees, and for the grant of non-statutory stock options, stock bonuses and restricted stock awards to the Company's employees, directors and consultants.

        As of December 31, 2013, options to purchase 2,737,582 shares of the Company's common stock were outstanding under the 2006 Plan at a weighted average exercise price of $1.91 per share. Effective upon the Company's initial public offering, no further stock awards could be granted under the Company's 2006 Plan, but all outstanding stock awards will continue to be governed by their existing terms.

  2012 Equity Incentive Plan

        In March 2012, the Company's Board of Directors and the holders of common stock approved the 2012 Equity Incentive Plan (the "2012 Plan"), which became effective on March 28, 2012 upon the pricing of the Company's initial public offering. The 2012 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the "Code") to the Company's employees and parent and subsidiary corporations' employees, and for the grant of non-statutory stock options, restricted stock awards, restricted stock unit ("RSU") awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, including officers, consultants and directors. The 2012 Plan also provides for the grant of performance cash awards to employees, consultants and directors.

        Authorized Shares.    The maximum number of shares of the Company's common stock that may be issued under the 2012 Plan was initially 3,250,000 shares, which was increased on January 1, 2013 to 6,258,951 shares. As of December 31, 2013, the Company had granted options to purchase an aggregate of 4,332,250 shares of common stock and RSU awards covering 1,590,655 shares under the 2012 Plan. Stock options and RSU awards to purchase 352,872 shares previously granted had been forfeited, and 688,918 shares remained available for future grant as of December 31, 2013. The number of shares of the Company's common stock reserved for issuance under the 2012 Plan will increase on January 1 of each year, for a period of ten years, from January 1, 2013 continuing through January 1, 2022, by the lesser of 3.8% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors prior to December 31 of the year immediately preceding the increase. Accordingly, on January 1, 2014 the number of shares of the Company's common stock reserved for issuance under the 2012 Plan increased by 4,039,967 shares.

        Shares issued under the 2012 Plan may be authorized but unissued or reacquired shares of the Company's common stock. Shares subject to stock awards granted under the 2012 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2012 Plan. Additionally, shares issued pursuant to stock awards under the 2012 Plan that the Company repurchases or that are forfeited, as well as shares reacquired by the Company as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

the 2012 Plan. As of December 31, 2013, options to purchase 4,094,410 shares of the Company's common stock were outstanding under the 2012 Plan at a weighted average exercise price of $7.57.

  The Jumptap, Inc. Amended and Restated 2005 Stock Option and Grant Plan

        In March 2005, Jumptap's Board of Directors and the holders of common stock approved the Jumptap, Inc. 2005 Stock Option Plan (the "Jumptap Plan"). As part of the acquisition of Jumptap, the Company assumed options that were outstanding under the Jumptap Plan and converted them into options to purchase an aggregate of 861,311shares of the Company's common stock. 24,630 options previously granted have been forfeited and 3,576 options have been exercised as of December 31, 2013. As of December 31, 2013, options to purchase 833,105 shares of the Company's common stock were outstanding under the Jumptap Plan at a weighted average exercise price of $5.13. No further equity awards can be granted under the Jumptap Plan, but all outstanding equity awards will continue to be governed by their existing terms.

        Stock compensation expense recognized by the Company is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock option awards	$4,146	$2,377	$859
Restricted stock awards	1,289	3,655	973
RSUs	3,518	1,442	—

Total recognized stock-based compensation expense	$8,953	$7,474	$1,832

Stock Option Awards

        The following summarizes the assumptions used for estimating the fair value of stock options granted to employees and non-employees for the years ended December 31:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.1% - 2.4%	0.8% - 1.3%	1.1% - 2.4%
Expected life	0 - 8.7 years	5.7 - 6.1 years	5.5 - 6.1 years
Expected volatility	37% - 55%	53% - 55%	44% - 54%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value	$3.63	$6.01	$1.46

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

        The following is a summary of option activity for the year ended December 31, 2013:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2013	5,600,021	$2.55
Granted	4,632,311	6.81
Exercised	(2,087,492)	0.68
Forfeited	(479,743)	6.78

Options outstanding at December 31, 2013	7,665,097	$5.28	7.85	$18,395

Options exercisable at December 31, 2013	3,260,107	$3.13	5.29	13,706

Options vested and expected to vest at December 31, 2013	7,478,781	$5.29	7.53	17,416

        As of December 31, 2013 $15.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 3.2 years.

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2013, 2012, and 2011 was $16.5 million, $36.9 million, and $1.7 million, respectively. The total fair value of shares which vested during the years ended December 31, 2013, 2012, and 2011 was $3.1 million, $2.4 million, and $471,000, respectively.

Restricted Common Stock

        In connection with the acquisition of Condaptive on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder's employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As of December 31, 2013, a total of 1,363,199 shares had been released from restriction.

        Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At December 31, 2013, unrecognized compensation expense relating to the restricted stock awards was $242,000 and the aggregate intrinsic value of the unvested restricted stock was $617,000. The unrecognized compensation expense will be amortized for the remaining vesting period of one year based on the vesting schedules of the awards.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock-Based Compensation (Continued)

Restricted Stock Units (RSUs)

        The following is a summary of RSU activity for the year ended December 31, 2013:

	Number	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2013	444,549	$12.71
Granted	1,105,190	6.89
Vested	(341,251)	11.15
Forfeited	(31,200)	8.96

RSUs outstanding at December 31, 2013	1,177,288	7.80

        At December 31, 2013, unrecognized compensation expense related to the RSUs was $8.5 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.3 years.

9. Income Taxes

        The components of loss before income tax for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Domestic	$(15,001)	$(5,276)	$(677)
Foreign	(159)	(84)	(96)

Total loss before income tax	$(15,160)	$(5,360)	$(773)

        The components of income tax (expense) benefit for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Federal	$—	$—	$439
State and local	(10)	(17)	57
Foreign	57	(53)	(10)

Total income tax (expense) benefit	$47	$(70)	$486

        Total income tax (expense) benefit for the years ended December 31 is allocated as follows (in thousands):

	2013	2012	2011
Current	$49	$(70)	$5
Deferred	(2)	—	481

Total income tax (expense) benefit	$47	$(70)	$486

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	2013	2012	2011
U.S. statutory Federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Expenses not deductible for tax purposes	(4.3)	(9.8)	(22.2)
State income taxes, net of federal benefit	3.3	(2.9)	(2.8)
Stock compensation	1.5	(28.1)	(66.5)
Acquisition-related costs	(8.4)	—	(2.9)
Changes in valuation allowance for deferred income taxes	(25.6)	5.1	128.2
Other	(0.2)	0.6	(4.9)

Effective tax rate	0.3%	(1.1)%	62.9%

        Deferred income taxes reflect the net tax effect of temporary differences that exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 31, 2013, the Company had $179.0 million of federal net operating loss carryforwards, which expire at various dates through 2034. The gross amount of the state net operating loss carryforwards is equal to or less than the federal net operating loss carryforwards and expires over various periods based on individual state tax law. As of December 31, 2013, the Company had gross foreign net operating loss carryforwards of $168,000 that do not expire. In addition, the Company acquired tax credits from the Jumptap acquisition of $3.2 million which expire at various dates through 2034.

        At December 31, 2013, the Company had $35.9 million in excess tax benefits related to stock-based compensation deductions, the benefit of which will be recorded to additional paid-in-capital once the benefit is realized through a reduction of income taxes payable. The Company uses the with-and-without approach when determining when excess tax benefits have been realized.

        In general, businesses with U.S. net operating losses ("NOLs") are considered loss corporations for U.S. federal income tax purposes. Pursuant to Section 382 of the Code, loss corporations that undergo an ownership change, as defined under the Code, may be subject to an annual limitation on the amount of NOLs (and certain other tax attributes) available to offset taxable income earned after such ownership change. The Company has performed an analysis of its ownership changes pursuant to the rules prescribed under U.S. tax law and preliminarily determined that it experienced two ownership changes since its inception. Based on this analysis, the Company's NOLs and other tax attributes are limited under Section 382 of the Code, although the Company does not believe that such limitations will prevent the Company from utilizing its NOLs and other tax attributes in the future. Instead, the realizability of the Company's U.S. NOLs and other tax attributes are dependent on the Company earning sufficient taxable income to utilize its NOLs prior to their respective expiration.

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The following summarizes the significant components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2012, respectively (in thousands):

Components of deferred tax assets and liabilities:

	2013	2012
Deferred tax assets:
U.S. net operating loss carryforwards	$53,516	$8,666
Foreign net operating loss carryforwards	35	26
Reserves and accrued expenses	2,264	1,077
Depreciation and amortization	242	43
Stock compensation	1,649	886
Tax credits	2,454	—
Other deferred tax assets	163	278

Gross deferred tax assets	60,323	10,976
Deferred tax liabilities:
Depreciation and amortization	(21,086)	(339)
Internally developed software	(643)	(802)
Prepaid expenses	(636)	(515)
Other deferred tax liabilities	(51)	(22)

Gross deferred tax liabilities	(22,416)	(1,678)

Valuation allowance	(37,916)	(9,304)

Net deferred tax liabilities, net of allowance	$(9)	$(6)

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

        The Company has subsidiaries in certain international jurisdictions, all of which have accumulated net losses since inception. The Company currently has no plans to repatriate any cash to the U.S. as it intends to permanently reinvest all future earnings internationally.

        The following summarizes the significant components of gross unrecognized tax benefits as of December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Balance, beginning of year	$—	$—
Current year uncertain tax positions:
Gross increases	29	—
Gross increases—acquisition	765	—

Balance, end of year	$794	$—

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        In the ordinary course of the Company's business, transactions occur for which the ultimate tax outcome may be uncertain. Under applicable accounting guidance, the Company is unable to recognize the effects of a tax position in its financial statements unless the position satisfies a minimum recognition threshold mandated by the guidance. At December 31, 2013, the Company's unrecognized income tax benefits were approximately $0.8 million. Currently no interest or penalties are being computed. Any interest and penalties related to unrecognized income tax benefits would be classified as a component of income tax expense. The Company's unrecognized income tax benefit is presented in the financial statements as a reduction of the related deferred tax asset. To the extent the Company continues to have a full valuation allowance against its deferred tax assets, any previously unrecognized income tax benefit that would be ultimately recognized would not impact income tax expense.

        The Company files tax returns in the U.S. federal jurisdiction, as well as various U.S. state jurisdictions and certain international jurisdictions, where the Company has established subsidiaries. Currently, the Company is not currently under examination by any taxing authority. The tax years 2009 to 2012 remain open to examination by the taxing authorities. Though the statute for years prior to 2009 is closed for assessment of tax, the taxing authority has the ability to make adjustments to such tax years upon examination to determine the appropriate amount of net operating loss carryover to the open statute years.

10. Net Loss Per Common Share

        Diluted loss per common share is the same as basic loss per common share for all periods presented as the effects of potentially dilutive items were anti-dilutive given the Company's net loss and net loss attributable to common stockholders. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Reedemable convertible preferred stock	—	—	47,679,003
Unvested restricted common stock	84,881	418,482	1,448,080
Warrant to purchase Series B preferred stock	—	—	50,750
Stock options	7,665,097	5,600,021	7,650,498
RSUs	1,177,288	444,549	—

11. Segment and Geographic Information

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

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Segment and Geographic Information (Continued)

        Substantially all assets were held in the United States for the years ended December 31, 2013, 2012, and 2011. The following table summarizes revenue generated through sales personnel employed by the Company's U.S. and non-U.S. subsidiaries (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Domestic	$197,103	$151,443	$93,357
International	62,068	26,224	10,321

Total	$259,171	$177,667	$103,678

12. Employee Benefit Plan

        The Company has a defined contribution retirement plan (the "Plan") available to all full-time employees in the United States under Section 401(k) of the U.S. Internal Revenue Code. Eligible employees may elect to defer a percentage of their annual compensation up to amounts prescribed by law. For the year ended December 31, 2013, the Company made matching contributions of $720,000 to the Plan. The Company did not make matching contributions to the Plan for the years ended December 31, 2012 and 2011.

13. Quarterly Financial Data (unaudited) (in thousands, except per share data)

        The following table sets forth certain unaudited quarterly financial data for 2013 and 2012. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustments necessary to present fairly the information set forth therein. The operating results are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$49,438	$57,009	$56,061	$96,663
Gross profit	20,564	24,185	22,201	37,447
Loss from operations	(3,726)	(3,022)	(4,596)	(3,798)
Net loss	$(3,753)	$(3,053)	$(4,605)	$(3,703)
Net loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.06)	$(0.04)

Millennial Media, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Quarterly Financial Data (unaudited) (in thousands, except per share data) (Continued)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$32,930	$39,411	$47,366	$57,960
Gross profit	13,014	15,650	19,361	23,903
Income (loss) from operations	(2,991)	(2,339)	(1,719)	2,587
Net income (loss)	$(3,973)	$(2,238)	$(1,769)	$2,550
Net income (loss) per share:
Basic and diluted	$(0.32)	$(0.03)	$(0.02)	$0.03

        Amounts in the tables above have been rounded and therefore may not sum.

14. Related Party Transactions

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

        Wenda Harris Millard, a member of the Company's Board of Directors, is president of, and an owner of equity interests in, MediaLink LLC. During the years ended December 31, 2013 and 2012, the Company paid MediaLink $170,000 and $130,000, respectively, for strategic advisory and consulting services.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        We completed the acquisition of Jumptap on November 6, 2013. Management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of Jumptap have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Jumptap into our internal controls over financial reporting and extending our compliance program to include Jumptap. We have excluded Jumptap from the scope of our 2013 assessment of internal control over financial reporting as provided by applicable law and SEC rules and regulations concerning business combinations.

        Other than the Jumptap acquisition noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

        Management has excluded the operations of Jumptap from its assessment of internal control over financial reporting as of December 31, 2013. These assets acquired represent $214 million and $186 million of total and net assets, respectively as of December 31, 2013 and $26 million of total revenues for the year ended December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst and Young, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report.

Item 9B.    Other Information

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders or our 2014 Proxy Statement with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Board of Directors and Committees," "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference to the sections of our 2014 Proxy Statement under the captions "Transactions with Related Parties" and "Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference to the section of our 2014 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  Exhibits

Exhibit Number		Description of Document
2.1	(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders' Representative.

2.2	(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

2.3	(3)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.4	(4)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1	(5)	Amended and Restated Certificate of Incorporation.

3.2	(6)	Amended and Restated Bylaws.

4.1	(7)	Specimen stock certificate evidencing shares of Common Stock.

10.1.1	(8)	Loan and Security Agreement, dated as of August 11, 2011, by and between the Registrant and Silicon Valley Bank.

10.1.2	(9)	First Amendment to Loan and Security Agreement, dated March 14, 2013.

10.1.3	(10)	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

10.1.4	(11)	Third Amendment to Loan and Security Agreement, dated October 30, 2013.

10.2	(12)	Third Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, by and among the Registrant and certain of its stockholders.

10.3		Commercial Lease, dated as of December 27, 2013, by and between the Registrant and The Can Company LLC.

10.4	(13)	Sublease, dated as of February 4, 2011, by and between the Registrant and TravelClick, Inc., including First Addendum, dated as of March 1, 2011.

10.5	(14)	Sublease, dated as of September 27, 2010, by and between the Registrant and Can Company Tenant LLC.

10.6	(15)+	2006 Equity Incentive Plan, as amended.

10.7	(16)+	Form of Stock Option Agreement under 2006 Equity Incentive Plan.

10.8	(17)+	2012 Equity Incentive Plan.

10.9	(18)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.

10.10	(19)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.

10.11	(20)+	Amended and Restated Jumptap, Inc. 2005 Stock Option and Grant Plan, as amended.

10.12	(21)+	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.

Exhibit Number		Description of Document
10.13	(22)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul Palmieri.

10.14	(23)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael Avon.

10.15	(24)+	Key Employment Agreement, dated as of September 11, 2012, by and between the Registrant and Mary Spilman.

10.16	+	Key Employment Agreement, dated as of January 25, 2014, by and between the Registrant and Michael G. Barrett.

10.17	+	Separation Agreement, dated as of January 25, 2014, by and between the Registrant and Paul Palmieri.

10.18	+	Consulting Agreement, dated as of January 25, 2014, by and between the Registrant and Paul Palmieri.

10.19	+	2013 Bonus Plan for executive officers.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (contained on signature page hereto).

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)
Previously filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(2)
Previously filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(4)
Previously filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

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

(10)
Previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on August 14, 2013, and incorporated by reference herein.

(11)
Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on November 14, 2013, and incorporated by reference herein.

(12)
Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(15)
Previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(17)
Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-180540) filed with the Securities and Exchange Commission on April 3, 2012 and incorporated herein by reference.

(18)
Previously filed as Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(20)
Previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-192139) filed with the Securities and Exchange Commission on November 6, 2013 and incorporated herein by reference.

(21)
Previously filed as Exhibit 10.12 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(22)
Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(24)
Previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35478), filed with the Commission on February 20, 2013, and incorporated by reference herein.

  (b)
  Financial Statement Schedules

 Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Additions from Acquisitions	Deductions	Balance at End of Period
Allowance for doubtful accounts and sales credits:
Year ended December 31, 2013	$2,673	$6,219	$1,062	$(5,181)	$4,773
Year ended December 31, 2012	1,215	1,887	—	(429)	2,673
Year ended December 31, 2011	$1,034	$354	$—	$(172)	$1,216
Valuation allowance for deferred tax assets:
Year ended December 31, 2013	$9,304	$3,878	$24,733	$—	$37,916
Year ended December 31, 2012	9,577	(273)	—	—	9,304
Year ended December 31, 2011	$11,536	$(1,959)	$—	$—	$9,577

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIAL MEDIA, INC.
By:	/s/ MICHAEL G. BARRETT Michael G. Barrett President and Chief Executive Officer

Date: March 3, 2014

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

Signature	Title	Date

/s/ MICHAEL G. BARRETT Michael G. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
/s/ MICHAEL B. AVON Michael B. Avon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
/s/ ANDREW JEANNERET Andrew Jeanneret	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
/s/ ROBERT P. GOODMAN Robert P. Goodman	Director	March 3, 2014
/s/ PATRICK J. KERINS Patrick J. Kerins	Director	March 3, 2014
/s/ ALAN MACINTOSH Alan MacIntosh	Director	March 3, 2014
/s/ JOHN D. MARKLEY, JR. John D. Markley, Jr.	Director	March 3, 2014
/s/ WENDA HARRIS MILLARD Wenda Harris Millard	Director	March 3, 2014
/s/ JAMES A. THOLEN James A. Tholen	Director	March 3, 2014
/s/ GEORGE BELL George Bell	Director	March 3, 2014
/s/ THOMAS R. EVANS Thomas R. Evans	Director	March 3, 2014
/s/ ROSS B. LEVINSOHN Ross B. Levinsohn	Director	March 3, 2014

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	(1)	Agreement and Plan of Merger, dated as of February 15, 2013, by and among Millennial Media, Inc., Mojo Merger Sub, Inc., Metaresolver, Inc. and Michael Dearing, as the Stockholders' Representative.

2.2	(2)	Amendment to Agreement and Plan of Merger and Consent, dated as of March 31, 2013, by and between Millennial Media, Inc. and Metaresolver, Inc.

2.3	(3)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.4	(4)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1	(5)	Amended and Restated Certificate of Incorporation.

3.2	(6)	Amended and Restated Bylaws.

4.1	(7)	Specimen stock certificate evidencing shares of Common Stock.

10.1.1	(8)	Loan and Security Agreement, dated as of August 11, 2011, by and between the Registrant and Silicon Valley Bank.

10.1.2	(9)	First Amendment to Loan and Security Agreement, dated March 14, 2013.

10.1.3	(10)	Second Amendment to Loan and Security Agreement, dated July 29, 2013.

10.1.4	(11)	Third Amendment to Loan and Security Agreement, dated October 30, 2013.

10.2	(12)	Third Amended and Restated Investor Rights Agreement, dated as of December 23, 2010, by and among the Registrant and certain of its stockholders.

10.3		Commercial Lease, dated as of December 27, 2013, by and between the Registrant and The Can Company LLC.

10.4	(13)	Sublease, dated as of February 4, 2011, by and between the Registrant and TravelClick, Inc., including First Addendum, dated as of March 1, 2011.

10.5	(14)	Sublease, dated as of September 27, 2010, by and between the Registrant and Can Company Tenant LLC.

10.6	(15)+	2006 Equity Incentive Plan, as amended.

10.7	(16)+	Form of Stock Option Agreement under 2006 Equity Incentive Plan.

10.8	(17)+	2012 Equity Incentive Plan.

10.9	(18)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2012 Equity Incentive Plan.

10.10	(19)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2012 Equity Incentive Plan.

10.11	(20)+	Amended and Restated Jumptap, Inc. 2005 Stock Option and Grant Plan, as amended.

10.12	(21)+	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.

Exhibit Number		Description of Document
10.13	(22)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Paul Palmieri.

10.14	(23)+	Amended and Restated Key Employment Agreement, dated as of March 14, 2012, by and between the Registrant and Michael Avon.

10.15	(24)+	Key Employment Agreement, dated as of September 11, 2012, by and between the Registrant and Mary Spilman.

10.16	+	Key Employment Agreement, dated as of January 25, 2014, by and between the Registrant and Michael G. Barrett.

10.17	+	Separation Agreement, dated as of January 25, 2014, by and between the Registrant and Paul Palmieri.

10.18	+	Consulting Agreement, dated as of January 25, 2014, by and between the Registrant and Paul Palmieri.

10.19	+	2013 Bonus Plan for executive officers.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1		Power of Attorney (contained on signature page hereto).

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a- 14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)
Previously filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(2)
Previously filed as Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(4)
Previously filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

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

(10)
Previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on August 14, 2013, and incorporated by reference herein.

(11)
Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on November 14, 2013, and incorporated by reference herein.

(12)
Previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(15)
Previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on January 5, 2012, and incorporated by reference herein.

(17)
Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-180540) filed with the Securities and Exchange Commission on April 3, 2012 and incorporated herein by reference.

(18)
Previously filed as Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(20)
Previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-192139) filed with the Securities and Exchange Commission on November 6, 2013 and incorporated herein by reference.

(21)
Previously filed as Exhibit 10.12 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 8, 2012, and incorporated by reference herein.

(22)
Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 15, 2012, and incorporated by reference herein.

(24)
Previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35478), filed with the Commission on February 20, 2013, and incorporated by reference herein.