Form 10-Q
period 2014-03-31
Millennial Media Inc.
filed 2014-05-08
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2014 was 106,996,050.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$98,039	$99,237
Restricted cash	464	320
Accounts receivable, net of allowances of $4,642 and $4,773 as of March 31, 2014 and December 31, 2013, respectively	79,918	109,056
Prepaid expenses and other current assets	3,793	4,243
Total current assets	182,214	212,856

Long-term assets:
Property and equipment, net	15,032	12,663
Restricted cash	350	515
Goodwill	135,518	135,489
Intangible assets, net	55,433	57,706
Other assets	233	375
Total long-term assets	206,566	206,748
Total assets	$388,780	$419,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,272	$7,617
Accrued cost of revenue	42,189	65,053
Accrued payroll and payroll related expenses	6,673	8,767
Deferred revenue	890	868
Total current liabilities	60,024	82,305

Other long-term liabilities	1,911	1,829
Total liabilities	61,935	84,134

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 106,837,523 and 106,314,909 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	107	106
Additional paid-in capital	405,066	400,716
Accumulated other comprehensive loss	(225)	(196)
Accumulated deficit	(78,103)	(65,156)
Total stockholders’ equity	326,845	335,470
Total liabilities and stockholders’ equity	$388,780	$419,604

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Revenue	$72,620	$49,438
Cost of revenue	42,725	28,874
Gross profit	29,895	20,564
Operating expenses:
Sales and marketing	13,537	8,141
Technology and development	7,509	4,193
General and administrative	21,751	11,956
Total operating expenses	42,797	24,290
Loss from operations	(12,902)	(3,726)
Other income (expense)
Interest expense, net	(28)	(11)
Total other income (expense)	(28)	(11)
Loss before income taxes	(12,930)	(3,737)
Income tax expense	(17)	(16)
Net loss	$(12,947)	$(3,753)

Net loss per share:
Basic and diluted	$(0.12)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	106,543	78,917

Stock-based compensation expense included above:
Sales and marketing	$461	$219
Technology and development	170	855
General and administrative	3,141	583

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2014	2013

Net loss	$(12,947)	$(3,753)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(30)	(40)
Foreign currency translation adjustments	1	7
Total comprehensive loss	$(12,976)	$(3,786)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2013	106,314,909	$106	$400,716	$(196)	$(65,156)	$335,470
Issuance of common stock in connection with exercises of stock options	385,313	1	1,035	-	-	1,036
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	137,301	-	(457)	-	-	(457)
Stock-based compensation expense	-	-	3,772	-	-	3,772
Net loss	-	-	-	-	(12,947)	(12,947)
Intra-entity foreign currency transaction adjustments	-	-	-	(30)	-	(30)
Foreign currency translation adjustments	-	-	-	1	-	1
Balance, March 31, 2014	106,837,523	$107	$405,066	$(225)	$(78,103)	$326,845

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(12,947)	$(3,753)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation expense	3,772	1,657
Bad debt expense	576	489
Depreciation and amortization	3,946	941
Amortization of deferred financing fees	-	7
Unrealized foreign currency loss	89	253
Release of restricted cash	20	-
Changes in assets and liabilities:
Accounts receivable	28,477	4,456
Prepaid expenses and other current assets	458	276
Other assets	142	46
Accounts payable and accrued expenses	1,605	643
Accrued cost of revenue	(22,896)	(4,893)
Accrued payroll and payroll related expenses	(2,100)	(2,233)
Other long-term liabilities	(47)	35
Deferred revenue	22	98
Net cash and cash equivalents provided by (used in) operating activities	1,117	(1,978)

Cash flows from investing activities
Purchases of property and equipment	(2,858)	(1,840)
Net cash and cash equivalents used in investing activities	(2,858)	(1,840)

Cash flows from financing activities
Proceeds from exercises of stock options	1,036	202
Withholding payments for vesting of restricted stock units	(457)	(261)
Net cash and cash equivalents provided by (used in) financing activities	579	(59)
Effect of exchange rates on cash and cash equivalents	(36)	(66)
Net decrease in cash and cash equivalents	(1,198)	(3,943)

Cash and cash equivalents, beginning of the period	99,237	137,439
Cash and cash equivalents, end of the period	$98,039	$133,496

Supplemental disclosure of noncash investing activities
Purchases of property and equipment with tenant improvement allowance	$128	$-

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowances, the useful lives of long‑lived assets and other intangible assets, assumptions used for purposes of determining stock‑based compensation, identification of intangibles in purchase accounting, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting revenue and expenses during the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and a money market account. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances in financial institutions in amounts greater than federally insured limits.

Restricted Cash

Restricted cash consists of cash required to be deposited with financial institutions for letters of credit for certain of the Company’s lease agreements and as collateral for the Company’s credit card accounts.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue based on the activity of mobile users viewing advertisements through developer applications and mobile websites. Revenues are recognized when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements. The Company recognizes revenue based on these terms because the services have been provided, the fees the Company charges are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal‑agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing sole responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of March 31, 2014 and December 31, 2013 there were $890,000 and $868,000, respectively, of cash payments that had been received in advance of the Company’s performance of the service under the arrangement and were recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements. These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction‑based marketplace exchanges. The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue. The cost of revenue for ads delivered through auction‑based exchanges can vary depending on the Company’s ability to purchase inventory at competitive rates to win the auction bid.

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

Accounts Receivable, Allowance for Doubtful Accounts and Sales Credits

The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on the Company’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write‑offs for uncollectible accounts have not significantly differed from the Company’s estimates. However, higher than expected bad debts may result in future write‑offs that are greater than the Company’s estimates.

The Company also estimates an allowance for sales credits based on the Company’s historical sales credits experience. Historically, actual sales credits have not significantly differed from the Company’s estimates. However, higher than expected sales credits may result in future write‑offs that are greater than the Company’s estimates. The allowances for doubtful accounts and sales credits are included in accounts receivable, net in the consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock‑based payment awards for employees by measuring services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes stock‑based compensation expense for employees on a straight‑line basis over the awards’ vesting periods, adjusted for estimated forfeitures. The Company accounts for stock‑based payment awards for non‑employees by measuring services received in exchange for all equity awards granted initially based on the fair value of the award as of the grant date. Fair value is then remeasured each reporting period through the award’s vesting date. The Company recognizes non‑employee stock‑based compensation expense on a straight‑line basis over the awards’ vesting periods, adjusted for estimated forfeitures.

The Company uses the Black‑Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected life, and the expected stock price volatility based on peer companies, as there is not enough historical price data for the Company’s common stock. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

3.    Fair Value Measurements

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value.  The three tiers are defined as follows:

•Level 1.   Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•Level 2.  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3.  Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of March 31, 2014 and December 31, 2013 (in thousands):

	Balance at
	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$58,441	$58,441	$-	$-
	$58,441	$58,441	$-	$-

	Balance at
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$68,437	$68,437	$-	$-
	$68,437	$68,437	$-	$-

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $39.6 million and $30.8 million of operating cash balances as of March 31, 2014 and December 31, 2013, respectively.

4.    Stock-Based Compensation

As of March 31, 2014, there were options outstanding to purchase an aggregate of 2,436,049 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended (the “2006 Plan”). In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved an additional 10,298,917 shares of its common stock for issuance to its employees, directors, and non-employee third parties. As of March 31, 2014, options to purchase 5,231,823 shares of common stock and 1,935,026 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. Upon adoption of the 2012 Plan, no additional awards under the prior 2006 Plan may be issued, although outstanding awards under the 2006 Plan continue to vest in accordance with their terms until exercised, forfeited or expired. As of March 31, 2014, 2,766,176 shares are available for future grant under the 2012 Plan.

As part of the 2013 acquisition of Jumptap, Inc. the Company assumed options that were outstanding under the Jumptap, Inc. 2005 Stock Option Plan (the “Jumptap Plan”), and converted them into options to purchase an aggregate of 861,311 shares of the Company’s common stock. No additional awards under the Jumptap plan may be issued, although outstanding awards continue to vest in accordance with their terms until exercised, forfeited or expired.  As of March 31, 2014, there were options outstanding to purchase an aggregate of 453,717 shares of common stock under Jumptap Plan.

Stock compensation expense recognized by the Company for the three months ended March 31, 2013 and 2014 was follows (in thousands):

	Three months ended March 31,
	2014	2013

Stock option awards	$1,596	$490
Restricted stock awards	65	803
RSUs	2,111	364
Total recognized stock-based compensation expense	$3,772	$1,657

During the three months ended March 31, 2014 the Company incurred $531,000 in stock-based compensation expense for the acceleration of equity awards for certain employees in connection with the termination of their employment with the Company.

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014				2013

Risk-free interest rate	1.8%	-	2.0%		1.0%	-	1.1%
Expected life	6.0	-	6.3	years	6.0		years
Expected volatility	53%	-	54%				55%
Dividend yield			0%				0%
Weighted-average grant date fair value			$3.59				$4.74

The following is a summary of option activity for the three months ended March 31, 2014:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2014	7,665,097	$5.28
Granted	2,232,935	6.81
Exercised	(385,313)	2.69
Forfeited	(1,391,130)	6.56
Options outstanding at March 31, 2014	8,121,589	$5.60	8.28	$14,417

Options exercisable at March 31, 2014	3,046,974	$3.30	5.91	$12,133

Options vested and expected to vest at March 31, 2014	7,869,720	$5.61	8.00	$13,970

The total compensation cost related to unvested awards not yet recognized as of March 31, 2014 totaled $17.4 million and will be recognized over a weighted-average period of approximately 3.3 years.

The aggregate intrinsic value of all stock options exercised during the three months ended March 31, 2014 and 2013 was $1.7 million and $2.0 million respectively. The total fair value of stock options that vested during the three months ended March 31, 2014 and 2013 was $1.6 million and $606,000, respectively.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between May 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As March 31, 2014, a total of 1,384,412 shares had been released from restriction and 63,668 shares remained subject to the stock restriction agreements.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At March 31, 2014, unrecognized compensation expense relating to the remaining restricted stock awards was $178,000 and the aggregate intrinsic value of the unvested restricted stock was $441,000. The unrecognized compensation expense will be amortized through December 2014 for the remaining vesting period based on the vesting schedules of the awards.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the three months ended March 31, 2014:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2014	1,177,288	$7.80
Granted	965,212	6.92
Vested	(207,474)	7.57
Forfeited	-	-
RSUs outstanding at March 31, 2014	1,935,026	7.39

At March 31, 2014, unrecognized compensation expense related to the RSUs was $12.9 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards, and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three-month periods ended March 31, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three months ended March 31,
	2014	2013
Unvested restricted common stock	63,668	353,379
Stock options	8,121,589	5,876,486
RSUs	1,935,026	382,004

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

Substantially all assets were held in the United States at March 31, 2014 and December 31, 2013.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Domestic	$55,492	$40,318
International	17,128	9,120
Total	$72,620	$49,438

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013 appearing in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Overview

We are the leading independent mobile advertising platform company delivering market‑leading products and services to advertisers and developers. We offer advertisers a suite of solutions that allow them to reach and connect with their target audiences across screens—from smartphones, tablets and other mobile devices to PCs—with the scale to make significant impact to their business. We offer developers the ability to maximize their advertising revenue and acquire new users for their apps. We operate a proprietary technology and data platform that allows advertisers and developers to interact with us in the way that suits them best. For clients that want to interact on a managed basis, meaning that they have a higher degree of customer service, we have dedicated account teams that use our technology platform to deliver highly engaging advertising campaigns for advertisers and optimized monetization solutions for developers. For our clients that want to interact with us on an automated basis, our platform offers tools to allow advertisers to buy our ad inventory in a programmatic fashion through our ad exchange, MMX, and to allow developers the opportunity to manage and monetize their ad inventory through our supply side tool, mMedia. In addition, we offer advertisers the ability to consolidate all of their mobile media buying through our demand side platform, mmDSP.

One of the main strengths of our platform is that it accesses and analyzes mass volumes of data—including location, social, interest, and contextual data, as well as our own insights that we derive from measuring ad effectiveness—to provide a unique, multidimensional view of individual consumer profiles. We call this data asset our Relevance Graph. To date, we have developed more than 650 million active server‑side unique user profiles, many of which link multiple mobile devices and PCs to a single specific user on an anonymous basis. These user profiles and the Relevance Graph, combined with third party data from our data partners and our proprietary data management platform, enable us to deliver more relevant, engaging and effective advertising to our advertising clients. Our data asset also allows us to measure the impact of mobile advertising on consumer engagement, intent and action. We have developed a suite of solutions, which we call Omni Measurement, that measure several different areas of mobile advertising impact. As of March 31, 2014 our platform reached more than 650 million monthly unique users worldwide, including approximately 170 million monthly unique users in the United States alone. Approximately 60,000 apps and mobile sites are enabled by their developers to receive ads delivered through our platform.

Recent Developments

On May 5, 2014, Michael Avon, our executive vice president and chief financial officer, informed our board of directors of his intention to resign from his position at the end of the second quarter of 2014.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Revenue	$72,620	$49,438
Gross margin	41.2%	41.6%
Net loss	$(12,947)	$(3,753)
Adjusted EBITDA	$(4,660)	$(767)
Diluted non-GAAP net loss per share	$(0.04)	$(0.01)

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers.

Adjusted EBITDA represents our earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate non‑cash stock‑based compensation expense and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and acquisition related severance costs, bonuses, retention bonuses and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. We do not consider the inclusion of these costs to be indicative of our core operating performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long‑term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period‑to‑period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive‑based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Diluted non-GAAP net loss per share is calculated as adjusted EBITDA divided by the diluted weighted average number of shares outstanding during the period.

Adjusted EBITDA and diluted non-GAAP net loss per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

These non-GAAP measures have limitations as an analytical tool, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA and diluted non-GAAP net loss per share do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA and diluted non-GAAP net loss per share do not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA and diluted non-GAAP net loss per share do not reflect tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net loss per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net loss	$(12,947)	$(3,753)
Adjustments:
Interest expense, net	28	11
Income tax expense	17	16
Depreciation and amortization expense	3,946	941
Acquisition-related costs	274	361
Deferred compensation	250	-
Stock-based compensation expense	3,772	1,657
Total net adjustments	8,287	2,986
Adjusted EBITDA	$(4,660)	$(767)

The following table presents reconciliations of GAAP net loss per share attributable to common stockholders to diluted non-GAAP net loss per share for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Net loss per share	$(0.12)	$(0.05)
Adjustments:
Interest expense, net	-	-
Income tax expense	-	-
Depreciation and amortization expense	0.04	0.01
Acquisition-related costs	-	0.01
Deferred compensation	-	-
Stock-based compensation expense	0.04	0.02
Total net adjustments	0.08	0.04
Diluted non-GAAP net loss per share	$(0.04)	$(0.01)

Components of Operating Results

Jumptap Acquisition

On November 6, 2013, we completed our acquisition of Jumptap, Inc.  The three-month period ended March 31, 2014 includes the impact of the results of operations from Jumptap, which has been fully integrated into our business.  The three-month period ended March 31, 2013 does not include the results of operations from Jumptap.

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

We classify our advertiser clients as “brand” advertisers or “performance” advertisers, depending on the intent of the advertiser. When an advertiser purchases on a CPM basis, we consider them a brand advertiser. When an advertiser purchases on a CPA basis, we consider them a performance advertiser.  When a brand or performance advertiser purchases on a CPC basis, we use various metrics, such as CPC rates and measurement goals, to determine which campaigns are brand or performance. The goal of a brand advertiser, such as a large automobile manufacturer, is primarily to promote recognition and awareness of its brand among potential consumers and to induce those consumers to purchase a product or service over time. On the other hand, a performance advertiser, such as a social gaming company, typically seeks to cause a specific action by the viewer of the ad, such as clicking on the ad to be taken to a mobile website, downloading an app on the viewer’s mobile device or registering the viewer’s email address in order to receive further communications from the provider of a product or service.

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

Historically, brand advertisers have typically represented about 60% of our annual revenues, with performance advertisers generating the remainder. However, following our acquisition of Jumptap, Inc. in November 2013, our split between brand and performance revenue has been approximately 50% brand and 50% performance. We have not generally experienced meaningful trends in the mix of our annual revenue between these types of advertisers; however, the composition of revenue from brand and performance advertisers on our platform often changes throughout the year. For example, we typically see a larger proportion of our revenue derived from brand advertisers in the second and fourth quarters, reflecting what we believe to be traditional seasonality in the advertising industry due to increased consumer spending going into the summer and winter holiday seasons. We tend to see the lowest percentage of brand advertising and the highest percentage of performance advertising in the first quarter of the year. Following these seasonal trends, brand advertising typically represents between one‑half and two‑thirds of our revenue in any particular quarter. In addition, based on our historical experience, a higher percentage of our international revenue is derived from performance advertisers than is the percentage for domestic revenues, although there is a wide variation from country to country, even within a global region, of the mix between performance and brand advertising in any particular quarter.

Overall, our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year, and the first quarter representing our smallest percentage of total revenue for the year. Many brand advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Cost of Revenue

Cost of revenue consists primarily of the payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically determined in advance as either a percentage of the advertising revenue we earn from mobile ads placed on the developer’s app or as a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction‑based marketplace exchanges. We recognize cost of revenue on a developer‑by‑developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue. The use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. The cost of revenue for ads delivered through auction‑based exchanges can vary depending on our ability to purchase inventory at competitive rates to win the auction bid. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space. We expect that our exchange business may generate a lower gross margin for us than our network business, as is typical in the industry.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in order to support our anticipated revenue growth. We include stock‑based compensation expense in connection with the grant of any equity instrument in the applicable operating expense category based on the respective equity award recipient’s function. Additionally, with the closing of the acquisition of Jumptap and our assumption of the Jumptap sales and marketing, technology and development and general and administrative functions, we saw an immediate increase in our operating expenses beginning in the fourth quarter of 2013.

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser‑focused sales and marketing employees, including stock‑based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, amortization of customer relationship intangible assets, travel and other related overhead. We expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities.

Technology and development expense.  Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock‑based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of technology intangible assets and internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general IT costs are included in general and administrative expenses. We engage third party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. We intend to continue to invest in our technology and development efforts by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

General and administrative expense.  General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock‑based compensation and bonuses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. We expect our general and administrative expenses to increase in the foreseeable future to support our continued growth.

Interest and Other Income (Expense)

Interest expense, net consists primarily of interest expense, offset by interest income. Interest expense consists primarily of interest from capital leases and commitment fees on loans. We have not borrowed under our existing credit facility to date.

Income Tax Benefit (Expense)

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three month periods ended March 31, 2014 and 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014		2013
	(in thousands)				Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$72,620	100.0%	$49,438	100.0%	$23,182	46.9%
Cost of revenue	42,725	58.8	28,874	58.4	13,851	48.0
Gross profit	29,895	41.2	20,564	41.6	9,331	45.4
Operating expenses:
Sales and marketing	13,537	18.6	8,141	16.5	5,396	66.3
Technology and development	7,509	10.3	4,193	8.5	3,316	79.1
General and administrative	21,751	30.0	11,956	24.2	9,795	81.9
Total operating expenses	42,797	58.9	24,290	49.2	18,507	76.2
Loss from operations	(12,902)	(17.7)	(3,726)	(7.6)	(9,176)	246.3
Other income (expense):
Interest expense, net	(28)	0.0	(11)	0.0	(17)	154.5
Total other income (expense)	(28)	0.0	(11)	0.0	(17)	154.5
Loss before income taxes	(12,930)	(17.7)	(3,737)	(7.6)	(9,193)	246.0
Income tax expense	(17)	0.0	(16)	0.0	(1)	6.3
Net loss	$(12,947)	(17.7)%	$(3,753)	(7.6)%	$(9,194)	245.0

Revenue. Revenue was $72.6 million for the quarter ended March 31, 2014, compared to $49.4 million for the quarter ended March 31, 2013, an increase of $23.2 million, or 46.9%. This growth was primarily attributable to an increase in spending from our existing advertiser clients as well as an increase in the number of advertiser clients using our platform.  Revenue from our existing advertiser clients increased by 65.3% during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 and represented 78.5% of total revenue for the quarter ended March 31, 2014.  This increase was primarily driven by more spending from brand advertisers on our new product offerings.  This increase is also driven by additional performance revenue primarily related to the Jumptap acquisition. Revenue from our new advertiser clients increased by 4.9% during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 and represented 21.5% of total revenue for the quarter ended March 31, 2014.

Our revenue from international operations increased to $17.1 million, or 23.6% of total revenue, for the quarter ended March 31, 2014, from $9.1 million, or 18.4% of total revenue, for the quarter ended March 31, 2013. The revenue growth in our international operations during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 was primarily attributable to an increase in the size of our international sales force focused on generating revenue, principally in Europe and Southeast Asia.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. Therefore, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States.

We also increased the size of our overall sales force during the quarter ended March 31, 2014 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $42.7 million, or 58.8% of revenue, for the quarter ended March 31, 2014, an increase of $13.8 million, or 48.0%, from $28.9 million, or 58.4% of revenue, for the quarter ended March 31, 2013. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.

Sales and marketing. Sales and marketing expense was $13.5 million, or 18.6% of revenue, for the quarter ended March 31, 2014, an increase of $5.4 million, or 66.3%, from $8.1 million, or 16.5% of revenue, for the quarter ended March 31, 2013. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $2.8 million increase in salaries and personnel-related costs associated with an increase in headcount,  including employees added as a result of the Jumptap acquisition, and a related $243,000 increase in stock-based compensation expense. The number of full-time sales and marketing employees increased to 208 at March 31, 2014 from 130 at March 31, 2013.  We also incurred an additional $1.1 million in amortization expense related to intangible assets acquired in 2013. In addition, we experienced a $610,000 increase in travel expenses and an additional $343,000 in other operating expenses, mainly attributable to our increase in office lease costs.

Technology and development. Technology and development expense was $7.5 million, or 10.3% of revenue, for the quarter ended March 31, 2014, an increase of $3.3 million, or 79.1%, from $4.2 million, or 8.5% of revenue, for the quarter ended March 31, 2013. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $2.2 million increase in salaries and personnel costs associated with an increase in headcount,  including employees added as a result of the Jumptap acquisition.  The number of full-time technology and development employees increased to 129 at March 31, 2014 from 79 at March 31, 2013.  This increase was offset by a $686,000 decrease in stock-based compensation relating to lower compensation expense for the period for unvested restricted stock awards from the 2011 acquisition of Condaptive, Inc. We also incurred an additional $1.5 million in depreciation and amortization expense primarily related to intangible assets acquired in 2013 and an additional $122,000 in other operating expenses, mainly attributable to our increase in office lease costs.

General and administrative. General and administrative expense was $21.8 million, or 30.0% of revenue, for the quarter ended March 31, 2014, an increase of $9.8 million, or 81.9%, from $12.0 million, or 24.2% of revenue, for the quarter ended March 31, 2013. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $3.8 million increase in salaries and personnel-related costs, associated with an increase in headcount,  including employees added as a result of the Jumptap acquisition, and a related $2.6 million increase in stock-based compensation expense. The number of full-time general and administrative employees increased to 250 at March 31, 2014 from 170 at March 31, 2013.  In addition, we experienced as $1.5 million increase in IT expenses related to server hosting costs, an additional $872,000 in other operating expenses, mainly attributable to our increase in office lease costs. We also incurred an additional $537,000 in travel expenses and $375,000 in amortization and depreciation expense primarily related to intangible assets acquired in 2013.

Liquidity and Capital Resources

Sources of Liquidity

In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allowed for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by all of our assets. The loan agreement was amended in May 2014, increasing allowed borrowings to $20.0 million. Advances under the line of credit bear interest at a floating rate equal to SVB’s prime rate, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on May 8, 2015. As of March 31, 2014, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of March 31, 2014, we had $466,000 in standby letters of credit outstanding against the available balance under the line of credit.

Cash Flows

Our cash and cash equivalents at March 31, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 2.0% was held outside of the United States at March 31, 2014 and December 31, 2013. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we may be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$1,117	$(1,978)
Investing activities	(2,858)	(1,840)
Financing activities	579	(59)

Operating Activities

For the three months ended March 31, 2014, our net cash provided by operating activities of $1.1 million consisted of a net loss of $12.9 million and $5.7 million of cash provided by changes in working capital, and $8.4 million of non-cash items. Non-cash items primarily consisted of stock compensation expense of $3.8 million, depreciation and amortization expense of $3.9 million and bad debt expense of $576,000.  Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash provided by working capital changes primarily consisted of a decrease in accounts receivable of $28.5 million from collection of fourth quarter revenue which is typically higher than the first quarter due to seasonality, as well as a decrease in prepaid expenses and other current assets of $458,000 and $1.6 million in accounts payable and accrued expenses due to 2014 capital projects. These cash inflows were offset by a $22.9 million decrease in accrued cost of revenues resulting from a decrease in revenue due to seasonality, and a $2.1 million decrease in accrued payroll and payroll related expenses due to the timing of bonus payments to employees for 2013 performance.

For the three months ended March 31, 2013, our net cash used in operating activities of $2.0 million consisted of a net loss of $3.8 million and $1.6 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $3.3 million in non-cash items. Non-cash items primarily consisted of stock compensation expense of $1.7 million, depreciation and amortization expense of $941,000 and bad debt expense of $489,000.  Depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The decrease in cash resulting from changes in working capital primarily consisted of a $4.9 million decrease in accrued cost of revenue, driven primarily by payment of developer-related charges and an overall decrease in accounts payable and accrued expenses, including accrued payroll and payroll related expenses of $1.6 million primarily related to bonus payments made in 2013 that had been accrued as of December 31, 2012. These decreases in working capital were partially offset by increases in operating cash flow due to a $4.5 million decrease in accounts receivable, primarily driven by the seasonal nature of our business.

Investing Activities

For the three months ended March 31, 2014 and 2013, net cash used in investing activities was $2.9 million and $1.8 million, respectively, consisting of purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities was $579,000, consisting of $1.0 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $457,000.

For the three months ended March 31, 2013, net cash used in financing activities was $59,000 consisting of $202,000 in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $261,000.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances, together with the amounts available to us under our existing line of credit, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through March 31, 2014. Information regarding our market risk at December 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent’s claims. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all of the plaintiff’s patent’s claims of the patent‑in‑suit. The PTO entered its final rejection of all claims, also known as Right of Appeal Notice, on May 10, 2013. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed its appeal brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013.  The defendants filed their response to the plaintiff’s appeal brief on September 12, 2013. The Patent Office dismissed the plaintiff’s Petition for Continued Reexamination on November 20, 2013. On January 29, 2014, the PTO rejected the plaintiff’s appeal brief as defective, and the plaintiff filed a corrected brief on February 28, 2014. In the cross-appeal, the defendants filed their cross-appeal brief on August 26, 2013, and plaintiff filed its response on September 26, 2013. The parties are awaiting the examiner’s Answer to the appeal briefing. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court has issued periodic orders continuing the stay of litigation pending re-examination, including the most recent order on March 13, 2014.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non‑infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013.  On January 31, 2014, we filed a motion to stay the proceedings, based on several requests for inter partes review (“IPR”) of the patents-in-suit pending before the PTO.  The briefing on the motion to stay is fully briefed and the court will decide the motion on the papers. On April 25 and 28, 2014, the PTO denied all but one of the IPR requests, and instituted one IPR for one of the patents-in-suit.  We were not a party to the IPR requests and are not a party to the pending IPR.

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

On November 6, 2013, we completed our acquisition of Jumptap. This acquisition could disrupt our business in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

•our and Jumptap’s customers and other third party business partners may seek to terminate or renegotiate their relationships as a result of our acquisition of Jumptap, whether pursuant to the terms of their existing agreements or otherwise;

•the attention of our management may be directed toward the integration of our businesses and related matters and may be diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us; and

•current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

We may be unable to realize the benefits anticipated by the acquisition, including estimated cost savings and synergies, or it may take longer than we anticipate for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the acquisition of Jumptap will depend in part on the integration of Jumptap’s business with ours. However, there can be no assurance that we will be able to operate Jumptap’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the acquisition, the size of the combined company’s business is significantly larger than our business was prior to the acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day‑to‑day business, and we cannot assure you that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of Jumptap’s business to perform as expected, could harm our results of operations.

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

Our success will also depend on relationships with third parties and pre‑existing customers of both companies, which relationships may be affected by customer preferences or public attitudes about the acquisition.

Our success following the acquisition of Jumptap will be dependent on the ability to maintain and renew relationships with pre‑existing customers and other clients of both companies and to establish new advertiser and developer relationships. There can be no assurance that the business of the combined company will be able to maintain pre‑existing customer contracts and other business relationships, or that we will be able to enter into or maintain new customer contracts and other business relationships on acceptable terms, if at all. Our failure to maintain important customer relationships could harm our reputation, while also negatively impacting our financial condition and the results of operations of the combined company.

Charges to earnings resulting from the acquisition may cause our operating results to suffer.

Under accounting principles, we have allocated the total purchase price of the acquisition to Jumptap’s net tangible assets and intangible assets based on their fair values as of the date of the acquisition, and we have recorded the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•impairment of goodwill;

•charges for the amortization of identifiable intangible assets and for stock‑based compensation;

•accrual of newly identified pre‑acquisition contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•charges to income to eliminate certain of our pre‑acquisition activities that duplicate those of Jumptap or to reduce our cost structure.

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

We incurred net losses of $12.9 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively, and we had an accumulated deficit of $78.1 million as of March 31, 2014. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology‑related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition‑related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

We operate in an intensely competitive industry, and we may not be able to compete successfully.

The mobile advertising market is highly competitive, with numerous companies providing mobile advertising services. We compete primarily with Google and Apple, both of which are significantly larger than us and have more capital to invest in their mobile advertising businesses, and with social network companies like Facebook and Twitter which are developing their own mobile advertising networks. We also compete with in‑house solutions used by companies who choose to coordinate mobile advertising across their own properties, such as Yahoo! and Pandora. They, or other companies that offer competing mobile advertising solutions, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for mobile advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

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

Advertising on mobile connected devices is an emerging phenomenon. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer‑based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

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

Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the internet over a cellular, wireless or other network, as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

•inadequate network infrastructure to support advanced features beyond just mobile web access;

•users’ concerns about the security of these devices;

•inconsistent quality of cellular or wireless connection;

•unavailability of cost‑effective, high‑speed internet service; and

•changes in network carrier pricing plans that charge device users based on the amount of data consumed.

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

The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, such as Verizon, AT&T, Sprint, or T‑Mobile, may also affect the ability of users to download apps or access specified content on mobile devices.

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

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut‑down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our advertising clients. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This, in turn, could hurt our reputation and cause us to lose significant revenue.

Mobile carriers may also increase restrictions on the amounts or types of data that can be transmitted over their networks. We currently generate different amounts of revenue from our advertiser clients based on the kinds of ads we deliver, such as display ads, rich media ads or video ads. In some cases, we are paid by advertisers on a cost‑per‑thousand, or CPM, basis depending on the number of ads shown. In other cases, we are paid on a cost‑per‑click, or CPC, or cost‑per‑action, or CPA, basis depending on the actions taken by the mobile device user. Different types of ads consume differing amounts of bandwidth and network capacity. If a network carrier were to restrict the amounts of data that can be delivered on that carrier’s network, or otherwise control the kinds of content that may be downloaded to a device that operates on the network, it could negatively affect our pricing practices and inhibit our ability to deliver targeted advertising to that carrier’s users, both of which could impair our ability to generate revenue.

Mobile connected device users may choose not to allow advertising on their devices.

The success of our business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile connected devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user‑provided permissions. This data might include a device’s location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue and become profitable.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We commenced operations in 2006 and, as a result, we have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early‑stage companies in rapidly evolving industries, including the need to:

•maintain our reputation and build trust with our advertisers and developers;

•offer competitive pricing to both advertisers and developers;

•maintain and expand our network of advertising space through which we deliver mobile advertising campaigns;

•deliver advertising results that are superior to those that advertisers or developers could achieve directly or through the use of competing providers or technologies;

•continue to develop and upgrade the technologies that enable us to provide mobile advertising services;

•respond to evolving government regulations relating to the internet, telecommunications, privacy, data security, direct marketing and advertising aspects of our business;

•identify, attract, retain and motivate qualified personnel; and

•manage our expanding operations.

If we do not successfully address these risks, our revenue could decline and our ability to pursue our growth strategy and attain profitability could be compromised.

We may not be able to enhance our mobile advertising platform to keep pace with technological and market developments.

The market for mobile advertising services is characterized by rapid technological change, evolving industry standards, new entrants to the market, and frequent new service introductions. To keep pace with technological developments, satisfy increasing advertiser and developer requirements, maintain the attractiveness and competitiveness of our mobile advertising solutions and ensure compatibility with evolving industry standards and protocols, we will need to regularly enhance our current services and to develop and introduce new services on a timely basis.

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

We depend on developers to provide us with space within their apps, which we refer to as “advertising inventory,” on which we deliver ads. The developers that sell their advertising inventory to us are not required to provide any minimum amounts of advertising space to us, nor are they contractually bound to provide us with a consistent supply of advertising inventory. The tools that we provide to developers allow them to make decisions as to how to allocate advertising inventory among us and other advertising providers, some of which may be our competitors. A third party acting as a mediator on behalf of developers, or any competing mediation tools embedded within a developer’s apps, could result in pressure on us to increase the prices we pay to developers for that inventory or otherwise block our access to developer inventory, without which we would be unable to deliver ads on behalf of our advertiser clients.

We generate a significant portion of our revenue from the advertising inventory provided by a limited number of developers. In most instances, developers can change the amount of inventory they make available to us at any time. Developers may also change the price at which they offer inventory to us, or they may elect to make advertising space available to our competitors who offer ads to them on more favorable economic terms. In addition, developers may place significant restrictions on our use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. Developers may also use a fee‑based or subscription‑based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.

If developers decide not to make advertising inventory available to us for any of these reasons, decide to increase the price of inventory, or place significant restrictions on our use of their advertising space, we may not be able to replace this with inventory from other developers that satisfy our requirements in a timely and cost‑effective manner. If this happens, our revenue could decline or our cost of acquiring inventory could increase.

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

Our business depends in part on our ability to collect and use location‑based information about mobile connected device users.

Our business model depends in part upon our ability to collect data about the location of mobile connected device users when they are interacting with their devices, and then to use that information to provide effective targeted advertising on behalf of our advertising clients. Our ability to either collect or use location‑based data could be restricted by a number of factors, including new laws or regulations, technology or consumer choice. Limitations on our ability to either collect or use location data could impact the effectiveness of our platform and our ability to target ads.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our services, we transmit and store information related to mobile devices and the ads we place, including a device’s geographic location for the purpose of delivering targeted location‑based ads to the user of the device, with that user’s consent. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy, data security, or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy‑related laws. Any such proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. For example, in early 2012, the State of California entered into an agreement with several major mobile app platforms under which the platforms have agreed to require mobile apps to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to location‑based services, collection or use of data to target ads, and communication with consumers via mobile devices.

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

In addition to compliance with government regulations, we voluntarily participate in several trade associations and industry self‑regulatory groups that promulgate best practices or codes of conduct addressing the provision of location‑based services, delivery of promotional content to mobile devices, and tracking of device users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.

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

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period‑to‑period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•seasonal patterns in the mix of brand and performance advertiser clients and in overall spending by mobile advertisers, which tend to be cyclical;

•the addition of new advertisers or developers or the loss of existing advertisers or developers;

•changes in demand for our mobile advertising services;

•changes in the amount, price and quality of available advertising inventory from developers;

•the timing and amount of sales and marketing expenses incurred to attract new advertisers and developers;

•changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time it takes us to close sales with advertisers;

•changes in our pricing policies, the pricing policies of our competitors or the pricing of mobile advertising generally;

•changes in governmental regulation of the internet, wireless networks, mobile advertising or the collection of mobile device user data;

•costs necessary to improve and maintain our technology platform;

•timing differences at the end of each quarter between our payments to developers for advertising space and our collection of advertising revenue related to that space; and

•costs related to acquisitions of other businesses.

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

We do not have long‑term agreements with our advertiser clients, and we may be unable to retain key clients, attract new clients or replace departing clients with clients that can provide comparable revenue to us.

Our success requires us to maintain and expand our current advertiser client relationships and to develop new relationships. Our contracts with our advertiser clients generally do not include long‑term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser clients will continue to use our services or that we will be able to replace, in a timely or effective manner, departing clients with new clients that generate comparable revenue. If a major advertising client representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, it is possible that we would not have a sufficient supply of ads to fill our developers’ advertising inventory, in which case our revenue could be significantly reduced. Revenue derived from performance advertisers in particular is subject to fluctuation and competitive pressures. Such advertisers, which seek to drive app downloads, “clicks,” or other specific actions by viewers, are less consistent with respect to their spending volume on our platform, and may decide to substantially increase or decrease their use of our platform based on seasonality or popularity of a particular app. Advertisers in general may shift their business to a competitor’s platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons. Any non‑renewal, renegotiation, cancellation or deferral of large advertising contracts, or a number of contracts that in the aggregate account for a significant amount of revenue, could cause an immediate and significant decline in our revenue and harm our business.

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

The novelty of our services and our business model often requires us to spend substantial time and effort educating potential advertisers and developers about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time‑consuming. If we are not successful in streamlining our sales processes with advertisers and developers, our ability to grow our business may be adversely affected.

If we do not achieve satisfactory results under performance‑based pricing models, we could lose clients and our revenue could decline.

We offer our services to advertisers based on a variety of pricing models, including CPM, CPA and CPC. Under performance‑driven CPA and CPC pricing models, from which we currently derive a significant portion of our revenue, advertisers only pay us if we provide the results they specify. These results‑based pricing models differ from fixed‑rate pricing models, like CPM, under which the fee is based on the number of times the ad is shown, without regard to its effectiveness. As a result, under our contracts with advertisers that provide for us to be paid on a CPC or CPA basis, we must be able to develop effective ad campaigns that result in the desired actions being taken by consumers. If we are not able to perform effectively under these arrangements, or have disagreements with clients over the measurement of deliverables, it could hurt our reputation with advertisers and developers and could cause our revenues to decline.

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

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•implement additional management information systems;

•further develop our operating, administrative, legal, financial and accounting systems and controls;

•hire additional personnel;

•develop additional levels of management within our company;

•locate additional office space;

•maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and

•manage our expanding international operations.

Moreover, as our sales increase, we may be required to concurrently deploy our services infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our services on a timely and cost‑effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our mobile advertising platform in a timely fashion, fulfill existing client commitments or attract and retain new clients.

Our increasing international operations subject us to increased challenges and risks.

We have expanded our international operations over the last several years. We expect to further expand our international operations by opening offices in new countries and regions worldwide. However, we have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•recruiting and retaining talented and capable employees in foreign countries;

•providing mobile advertising services among different cultures, including potentially modifying our platform and features to ensure that we deliver ads that are culturally relevant in different countries;

•increased competition from local providers of mobile advertising services;

•compliance with applicable foreign laws and regulations;

•longer sales or collection cycles in some countries;

•credit risk and higher levels of payment fraud;

•compliance with anti‑bribery laws, such as the Foreign Corrupt Practices Act and the UK Anti‑Bribery Act;

•currency exchange rate fluctuations;

•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•economic instability in some countries, particularly those in Europe;

•political instability;

•compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•the complexity and potential adverse consequences of U.S. tax laws as they relate to our international operations;

•increased costs to establish and maintain effective controls at foreign locations; and

•overall higher costs of doing business internationally.

If our revenue from our international operations, and particularly from our operations in the countries and regions on which we have focused our spending, do not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

Changes in our executive team may not be successful, and our inability to hire or retain other key personnel would also slow our growth.

In January 2014, Paul Palmieri, our founder, resigned as our chief executive officer and as a member of our board of directors, and Michael Barrett was appointed as our chief executive officer and a member of our board of directors. There can be no guarantee that the transition to a new chief executive officer will be smooth or successful.  In addition, in May 2014, Michael Avon, our chief financial officer, informed the board of directors of his intention to resign from his position at the end of the second quarter of 2014. We are currently conducting a search for a new chief financial officer. There is intense competition for qualified senior management, particularly those with the financial expertise needed for this position.  Even if we are able to attract and hire a new chief financial officer in a timely manner, we may experience disruptions to our ongoing operations during the search process and transition period.  Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. The uncertainty inherent in our senior management transitions could lead to concerns from current and potential advertisers, developers and other third parties with whom we do business, any of which could hurt our business prospects. In addition, our future success will depend to a significant extent on the continued services of our other executive officers and senior personnel. There can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

If we do not attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Our future success also depends on our ability to continue to attract, retain and motivate highly skilled managers and employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales, and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know‑how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies, including additional technology tools for app developers that allow them to generate revenue from their apps through advertising that we can supply. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in April 2013, and we acquired Jumptap, a competing mobile advertising company, in November 2013. For more information about Jumptap, see “—Risks Related to Our Acquisition of Jumptap.” These and future acquisitions or investments may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could disrupt or harm our business, including:

•difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency of delivering mobile advertising;

•cultural challenges associated with integrating employees from the acquired company into our organization;

•ineffectiveness or incompatibility of acquired technologies or services;

•potential loss of key employees of acquired businesses;

•inability to maintain the key business relationships and the reputations of acquired businesses;

•diversion of management’s attention from other business concerns;

•litigation related to activities of the acquired company, including claims by terminated employees, clients, former stockholders or other third parties;

•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•costs necessary to establish and maintain effective internal controls for acquired businesses;

•failure to successfully further develop the acquired technology in order to recoup our investment; and

•increased fixed costs.

Activities of our advertiser clients could damage our reputation or give rise to legal claims against us.

Our advertiser clients’ promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time‑consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability as a result of the activities of our advertiser clients, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

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

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our clients. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re‑engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

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

We seek patent protection for certain of our technologies and currently have 77 issued U.S. and international patents, and over 100 pending international and domestic patent applications. There can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time‑consuming.

We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take unauthorized actions that diminish the value of our proprietary rights or harm our reputation.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile advertising services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time‑consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non‑infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, including currently pending proceedings related to alleged patent infringement, as described in Part II, Item 1. Legal Proceedings, above, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business.

Future litigation may be necessary to defend ourselves or our clients by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time‑consuming and costly to evaluate and defend and could:

•adversely affect our relationships with our current or future clients;

•cause delays or stoppages in providing our mobile advertising services;

•divert management’s attention and resources;

•require technology changes to our platform that would cause us to incur substantial cost;

•subject us to significant liabilities; and

•require us to cease some or all of our activities.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. This requires that we incur substantial professional fees and internal costs related to our accounting and finance functions and that we expend significant management efforts.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We are an “emerging growth company,” and we expect to comply only with reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act, or JOBS Act, enacted in 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have complied with these reduced disclosure requirements in our proxy statement for the upcoming 2014 annual meeting of our stockholders. We could be an “emerging growth company” through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive when we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of March 31, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Since our initial public offering in March 2012, our stock price has exhibited significant volatility, ranging from a high of $27.90 per share to a low of $2.90 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•actual or anticipated variations in quarterly operating results;

•changes in financial estimates by us or by any securities analysts who might cover our stock;

•conditions or trends in our industry;

•stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•capital commitments;

•additions or departures of key personnel; and

•sales of our common stock, including sales by our directors and officers or specific stockholders.

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

Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financing, acquisition or investment activity, our stock incentive plans, or otherwise. For example, in connection with our acquisition of Jumptap in November 2013, we issued 24,759,604 shares of our common stock to the former securityholders of Jumptap and assumed options exercisable for an additional 861,311 shares of our common stock. In the aggregate, this represented approximately 22.8% of the total number of our common shares following the acquisition of Jumptap on a fully diluted basis. Any similar issuances of our equity securities in the future could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our charter documents also contain other provisions that could have an anti‑takeover effect, including:

•only one of our three classes of directors is elected each year;

•stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;

•stockholders are not permitted to take actions by written consent;

•stockholders cannot call a special meeting of stockholders; and

•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti‑takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

As a public company listed in the United States, and particularly after we cease to be an “emerging growth company,” we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 6.Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1	Fourth Amendment to Loan and Security Agreement, dated April 30, 2014.

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

(1)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(2)Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(3)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(4)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennial Media, Inc.
(Registrant)

Date: May 8, 2014	By	/s/ Michael G. Barrett
Michael G. Barrett President and Chief Executive Officer (on behalf of the registrant)

Date: May 8, 2014		/s/ Michael B. Avon
Michael Avon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.
10.1	Fourth Amendment to Loan and Security Agreement, dated April 30, 2014.

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

(1)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(2)Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(3)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(4)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.