Form 10-Q
period 2014-06-30
Millennial Media Inc.
filed 2014-08-11
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July  31, 2014 was 107,518,680.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$92,359	$99,237
Restricted cash	250	320
Accounts receivable, net of allowances of $3,979 and $4,773 as of June 30, 2014 and December 31, 2013, respectively	71,630	109,056
Prepaid expenses and other current assets	5,877	4,243
Total current assets	170,116	212,856

Long-term assets:
Property and equipment, net	22,227	12,663
Restricted cash	350	515
Goodwill	135,522	135,489
Intangible assets, net	53,172	57,706
Other assets	1,786	375
Total long-term assets	213,057	206,748
Total assets	$383,173	$419,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,361	$7,617
Accrued cost of revenue	39,955	65,053
Accrued payroll and payroll related expenses	8,296	8,767
Deferred revenue	891	868
Total current liabilities	62,503	82,305

Other long-term liabilities	4,618	1,829
Total liabilities	67,121	84,134

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 107,444,145 and 106,314,909 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	108	106
Additional paid-in capital	409,384	400,716
Accumulated other comprehensive loss	(247)	(196)
Accumulated deficit	(93,193)	(65,156)
Total stockholders’ equity	316,052	335,470
Total liabilities and stockholders’ equity	$383,173	$419,604

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$67,308	$57,009	$139,928	$106,447
Cost of revenue	40,277	32,824	83,002	61,698
Gross profit	27,031	24,185	56,926	44,749
Operating expenses:
Sales and marketing	13,433	8,351	26,970	16,493
Technology and development	7,458	4,071	14,967	8,264
General and administrative	21,184	14,785	42,936	26,742
Total operating expenses	42,075	27,207	84,873	51,499
Loss from operations	(15,044)	(3,022)	(27,947)	(6,750)
Other income (expense)
Interest expense, net	(35)	(10)	(63)	(21)
Total other income (expense)	(35)	(10)	(63)	(21)
Loss before income taxes	(15,079)	(3,032)	(28,010)	(6,771)
Income tax expense	(11)	(21)	(27)	(36)
Net loss	$(15,090)	$(3,053)	$(28,037)	$(6,807)

Net loss per share:
Basic and diluted	$(0.14)	$(0.04)	$(0.26)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	107,038	79,553	106,795	79,237

Stock-based compensation expense included above:
Sales and marketing	$176	$227	$637	$446
Technology and development	168	472	338	1,327
General and administrative	3,349	2,806	6,490	3,389

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(15,090)	$(3,053)	$(28,037)	$(6,807)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(15)	(39)	(45)	(79)
Foreign currency translation adjustments	(7)	5	(6)	12
Total comprehensive loss	$(15,112)	$(3,087)	$(28,088)	$(6,874)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2013	106,314,909	$106	$400,716	$(196)	$(65,156)	$335,470
Issuance of common stock in connection with exercises of stock options	719,632	1	1,894	-	-	1,895
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	409,604	1	(691)	-	-	(690)
Stock-based compensation expense	-	-	7,465	-	-	7,465
Net loss	-	-	-	-	(28,037)	(28,037)
Intra-entity foreign currency transaction adjustments	-	-	-	(45)	-	(45)
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Balance, June 30, 2014	107,444,145	$108	$409,384	$(247)	$(93,193)	$316,052

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(28,037)	$(6,807)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	7,465	5,162
Bad debt expense	706	905
Depreciation and amortization	8,211	2,002
Amortization of deferred financing fees	-	14
Unrealized foreign currency loss	44	203
Release of restricted cash	234	-
Changes in assets and liabilities:		-
Accounts receivable	36,681	1,348
Prepaid expenses and other current assets	(1,611)	(1,331)
Other assets	(1,410)	(98)
Accounts payable and accrued expenses	599	(245)
Accrued cost of revenue	(25,135)	(1,445)
Accrued payroll and payroll related expenses	(489)	(941)
Other long-term liabilities	804	256
Deferred revenue	23	326
Net cash and cash equivalents used in operating activities	(1,915)	(651)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	-	(11,676)
Purchases of property and equipment	(6,100)	(2,771)
Net cash and cash equivalents used in investing activities	(6,100)	(14,447)

Cash flows from financing activities
Proceeds from exercises of stock options	1,895	957
Withholding payments for vesting of restricted stock units	(691)	(359)
Net cash and cash equivalents provided by financing activities	1,204	598
Effect of exchange rates on cash and cash equivalents	(67)	(304)
Net decrease in cash and cash equivalents	(6,878)	(14,804)

Cash and cash equivalents, beginning of the period	99,237	137,439
Cash and cash equivalents, end of the period	$92,359	$122,635

Supplemental disclosure of noncash investing activities
Purchases of property and equipment with tenant improvement allowance	$1,980	$-

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The adoption of ASU No. 2014-09 is required for public entities for fiscal years beginning after December 15, 2016.  The Company is evaluating what the effects, if any, of the adoption of ASU No. 2014-09 will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowances, the useful lives of long‑lived assets and other intangible assets, assumptions used for purposes of determining stock‑based compensation, identification of intangibles in purchase accounting, contingent liabilities and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting revenue and expenses during the periods presented.

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

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal‑agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) identifying and contracting with third party advertisers, (ii) establishing the selling prices of the advertisements sold, (iii) performing all billing and collection activities including retaining credit risk and (iv) bearing primary responsibility for fulfillment of the advertising, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of June 30, 2014 and December 31, 2013 there were $891,000 and $868,000, respectively, of cash payments that had been received in advance of the Company’s performance of the service under the arrangement and were recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

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

The Company uses the Black‑Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected life, and the expected stock price volatility based on peer companies, as there is currently not sufficient historical price data for the Company’s common stock. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

3.    Acquisitions

On November 6, 2013, the Company completed its acquisition of all of the outstanding stock of Jumptap, Inc (“Jumptap”). Jumptap is a technology and data company focused on analyzing volumes of data from real-time bidding exchanges to help brands and agencies optimize and deliver more relevant advertising.

During the second quarter of 2014, the Company updated certain provisional amounts initially recognized at the acquisition date which resulted in an increase of $1.7 million allocated to acquired assets and liabilities.  The updates of these provisional amounts did not result in any material changes to the Company’s consolidated balance sheet or statement of operations.  Provisional amounts which have been recorded to date are based upon certain valuations, studies and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed continue to be subject to adjustment once the detailed analyses are completed. The Company expects the valuation of acquired assets and assumed liabilities to be completed by the end of 2014.

4.    Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance at
	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$58,001	$58,001	$-	$-
	$58,001	$58,001	$-	$-

	Balance at
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$68,437	$68,437	$-	$-
	$68,437	$68,437	$-	$-

(1)

Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $34.4 million and $30.8 million of operating cash balances as of June 30, 2014 and December 31, 2013, respectively.

5.    Stock-Based Compensation

As of June 30, 2014, there were options outstanding to purchase an aggregate of 2,162,686 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended (the “2006 Plan”). In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors, and non-employee third parties. In May 2014, following the approval of the Company’s stockholders, the 2012 Plan was amended to increase the total number of shares authorized by 3,000,000 shares, to an aggregate of 13,298,917 shares.  Upon adoption of the 2012 Plan, no additional awards under the prior 2006 Plan may be issued, although outstanding awards under the 2006 Plan continue to vest in accordance with their terms until exercised, forfeited or expired.  As of June 30, 2014, options to purchase 5,293,956 shares of common stock and 2,257,541 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. As of June 30, 2014, 5,119,036 shares were available for future grant under the 2012 Plan.

As part of the Jumptap acquisition (see Note 3), the Company assumed options that were outstanding under the Jumptap, Inc. 2005 Stock Option Plan (the “Jumptap Plan”), and converted them into options to purchase an aggregate of 861,311 shares of the Company’s common stock. No additional awards under the Jumptap Plan may be issued, although outstanding awards continue to vest in accordance with their terms until exercised, forfeited or expired. As of June 30, 2014, there were options outstanding to purchase an aggregate of 356,136 shares of common stock under the Jumptap Plan.

Stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock option awards	$1,413	$1,284	$3,009	$1,774
RSUs	2,215	1,861	4,326	2,225
Restricted stock awards	65	360	130	1,163
Total recognized stock-based compensation expense	$3,693	$3,505	$7,465	$5,162

During the three and six months ended June 30, 2014, the Company incurred $283,000 and $814,000, respectively, in stock-based compensation expense for the acceleration of equity awards for certain employees in connection with the termination of their employment with the Company.

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013

Risk-free interest rate	1.7%			0.9%	-	1.6%	1.7%	-	2.0%	0.9%	-	1.6%
Expected life (in years)	5.5			6.0			5.5	-	6.3	6.0
Expected volatility	63%	-	65%	55%			53%	-	65%	55%
Dividend yield	0%			0%			0%			0%
Weighted-average grant date fair value	$2.65			$3.60			$3.45			$3.88

The following is a summary of option activity for the six months ended June 30, 2014:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2014	7,665,097	$5.28
Granted	2,637,935	6.48
Exercised	(719,632)	2.63
Forfeited	(1,770,622)	6.40
Options outstanding at June 30, 2014	7,812,778	$5.68	8.16	$7,308

Options exercisable at June 30, 2014	2,950,700	$3.61	6.01	$6,848

Options vested and expected to vest at June 30, 2014	7,665,793	$5.65	7.98	$7,293

The total compensation cost related to unvested awards not yet recognized as of June 30, 2014 totaled $16.6 million and will be recognized over a weighted-average period of approximately 3.1 years.

The aggregate intrinsic value of all stock options exercised during the six months ended June 30, 2014 and 2013 was $2.7 million and $15.4 million respectively. The total fair value of stock options that vested during the six months ended June 30, 2014 and 2013 was $2.8 million and $1.9 million, respectively.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the six months ended June 30, 2014:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2014	1,177,288	$7.80
Granted	1,640,212	6.10
Vested	(512,142)	7.36
Forfeited	(47,817)	6.42
RSUs outstanding at June 30, 2014	2,257,541	6.69

At June 30, 2014, unrecognized compensation expense related to the RSUs was $13.4 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between August 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As June 30, 2014, a total of 1,405,625 shares had been released from restriction and 42,455 shares remained subject to the stock restriction agreements.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At June 30, 2014, unrecognized compensation expense relating to the remaining restricted stock awards was $112,000 and the aggregate intrinsic value of the unvested restricted stock was $212,000. The unrecognized compensation expense will be amortized through December 2014 or, if earlier, the remaining vesting period for the awards.

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

The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and six month periods ended June 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2014	2013
Unvested restricted common stock	42,455	127,307
Stock options	7,812,778	5,705,165
RSUs	2,257,541	549,403

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

Substantially all assets were held in the United States at June 30, 2014 and December 31, 2013.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Domestic	$57,160	$41,475	$112,653	$81,793
International	10,148	15,534	27,275	24,654
Total	$67,308	$57,009	$139,928	$106,447

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

One of the main strengths of our platform is that it accesses and analyzes mass volumes of data—including location, social, interest, and contextual data, as well as our own insights that we derive from measuring ad effectiveness—to provide a unique, multidimensional view of individual consumer profiles. We call this data asset our Relevance Graph. To date, we have developed more than 650 million active server‑side unique user profiles, many of which link multiple mobile devices and PCs to a single specific user on an anonymous basis. These user profiles and the Relevance Graph, combined with third party data from our data partners and our proprietary data management platform, enable us to deliver more relevant, engaging and effective advertising to our advertising clients. Our data asset also allows us to measure the impact of mobile advertising on consumer engagement, intent and action. We have developed a suite of solutions, which we call Omni Measurement, that measure several different areas of mobile advertising impact. As of June 30, 2014 our platform reached more than 650 million monthly unique users worldwide, including approximately 170 million monthly unique users in the United States alone. Approximately 60,000 apps and mobile sites are enabled by their developers to receive ads delivered through our platform.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages and per share amounts)
Revenue	$67,308	$57,009	$139,928	$106,447
Gross margin	40.2%	42.4%	40.7%	42.0%
Net loss	$(15,090)	$(3,053)	$(28,037)	$(6,807)
Adjusted EBITDA	$(6,111)	$1,914	$(10,770)	$1,145
Basic and diluted net loss per share	$(0.14)	$(0.04)	$(0.26)	$(0.09)
Diluted non-GAAP net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.01

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

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents reconciliations of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(15,090)	$(3,053)	$(28,037)	$(6,807)
Adjustments:
Interest expense, net	35	10	63	21
Income tax expense	11	21	27	36
Depreciation and amortization expense	4,264	1,061	8,211	2,002
Acquisition-related costs	976	120	1,251	481
Deferred compensation	-	250	250	250
Stock-based compensation expense	3,693	3,505	7,465	5,162
Total net adjustments	8,979	4,967	17,267	7,952
Adjusted EBITDA	$(6,111)	$1,914	$(10,770)	$1,145

The following table presents reconciliations of GAAP net loss per share attributable to common stockholders to diluted non-GAAP net income (loss) per share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss per share	$(0.14)	$(0.04)	$(0.26)	$(0.09)
Adjustments:
Interest expense, net	-	-	-	-
Income tax expense	-	-	-	-
Depreciation and amortization expense	0.04	0.01	0.08	0.02
Acquisition-related costs	0.01	-	0.01	0.01
Deferred compensation	-	-	-	-
Stock-based compensation expense	0.03	0.05	0.07	0.07
Total net adjustments	0.08	0.06	0.16	0.10
Diluted non-GAAP net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.01

Components of Operating Results

Jumptap Acquisition

On November 6, 2013, we completed our acquisition of Jumptap, Inc.  The three and six month periods ended June 30, 2014 include the impact of the results of operations from Jumptap, which has been fully integrated into our business.  The three and six month periods ended June 30, 2013 do not include the results of operations from Jumptap.

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

Historically, brand advertisers typically represented about 60% of our annual revenues, with performance advertisers generating the remainder. Following our acquisition of Jumptap, Inc. in November 2013, this split between brand and performance revenue shifted to approximately 50% brand and 50% performance where it remained until the second quarter of 2014. During the second quarter of 2014, we experienced another shift in this trend primarily caused by lower than expected performance revenue which resulted in our brand revenue representing approximately 60% of our total revenue.  We have not generally experienced meaningful trends in the mix of our annual revenue between these types of advertisers; however, the composition of revenue from brand and performance advertisers on our platform often changes throughout the year. For example, we typically see a larger proportion of our revenue derived from brand advertisers in the second and fourth quarters, reflecting what we believe to be traditional seasonality in the advertising industry due to increased consumer spending going into the summer and winter holiday seasons. We tend to see the lowest percentage of brand advertising and the highest percentage of performance advertising in the first quarter of the year. Following these seasonal trends, brand advertising typically represents between one‑half and two‑thirds of our revenue in any particular quarter. In addition, based on our historical experience, a higher percentage of our international revenue is derived from performance advertisers than is the percentage for domestic revenues, although there is a wide variation from country to country, even within a global region, of the mix between performance and brand advertising in any particular quarter.

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

Technology and development expense.  Technology and development expense primarily consists of salaries and personnel costs for development employees, including stock‑based compensation and bonuses. Technology and development employees are focused on new product and technology development. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of existing technology, amortization of technology intangible assets and internally developed software related to our technology infrastructure, consulting, travel and other related overhead. Other general information technology, or IT, costs are included in general and administrative expenses. We engage third party consulting firms for various technology and development efforts, such as documentation, quality assurance and support. We intend to continue to invest in our technology and development efforts by hiring additional development personnel and by using outside consulting firms for various technology and development efforts. We believe continuing to invest in technology and development efforts is essential to maintaining our competitive position.

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

Income Tax Benefit (Expense)

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three and six month periods ended June 30, 2014 and 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014		2013
	(in thousands)				Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$67,308	100.0%	$57,009	100.0%	$10,299	18.1%
Cost of revenue	40,277	59.8	32,824	57.6	7,453	22.7
Gross profit	27,031	40.2	24,185	42.4	2,846	11.8
Operating expenses:
Sales and marketing	13,433	20.0	8,351	14.6	5,082	60.9
Technology and development	7,458	11.1	4,071	7.1	3,387	83.2
General and administrative	21,184	31.5	14,785	25.9	6,399	43.3
Total operating expenses	42,075	62.6	27,207	47.6	14,868	54.6
Loss from operations	(15,044)	(22.4)	(3,022)	(5.2)	(12,022)	397.8
Other income (expense):
Interest expense, net	(35)	(0.1)	(10)	-	(25)	250.0
Total other income (expense)	(35)	(0.1)	(10)	-	(25)	250.0
Loss before income taxes	(15,079)	(22.5)	(3,032)	(5.2)	(12,047)	397.3
Income tax expense	(11)	-	(21)	-	10	(47.6)
Net loss	$(15,090)	(22.5)%	$(3,053)	(5.2)%	$(12,037)	394.3

Revenue. Revenue was $67.3 million for the quarter ended June 30, 2014, compared to $57.0 million for the quarter ended June 30, 2013, an increase of $10.3 million, or 18.1%. This growth was primarily attributable to our acquisition of Jumptap and an increase in spending from our existing advertiser clients, as well as an increase in the number of advertiser clients using our platform.  Revenue from our existing advertiser clients increased by 28.7% during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 and represented 73.7% of total revenue for the quarter ended June 30, 2014.  This increase was primarily driven by more spending from brand advertisers on our new product offerings.  Revenue from our new advertiser clients decreased by 2.6% during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 and represented 26.3% of total revenue for the quarter ended June 30, 2014.

Our revenue from international operations decreased to $10.1 million, or 15.0% of total revenue, for the quarter ended June 30, 2014, from $15.5 million, or 27.2% of total revenue, for the quarter ended June 30, 2013. The decrease in revenue in our international operations during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 was primarily attributable to decreases in revenue from some of our performance advertiser clients.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. For example, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States.

We also increased the size of our overall sales force during the quarter ended June 30, 2014 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $40.3 million, or 59.8% of revenue, for the quarter ended June 30, 2014, an increase of $7.5 million, or 22.7%, from $32.8 million, or 57.6% of revenue, for the quarter ended June 30, 2013. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The increase in cost of revenue as a percentage of revenue is the result of changes in revenue mix between performance and brand advertiser clients.

Sales and marketing. Sales and marketing expense was $13.4 million, or 20.0% of revenue, for the quarter ended June 30, 2014, an increase of $5.0 million, or 60.9%, from $8.4 million, or 14.6% of revenue, for the quarter ended June 30, 2013. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $2.3 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap. The number of full-time sales and marketing employees increased to 221 at June 30, 2014 from 142 at June 30, 2013. We also incurred an additional $1.2 million in depreciation and amortization expense, primarily related to intangible assets acquired in 2013, and $831,000 in marketing costs primarily attributable to an increase in event marketing. In addition, we experienced a $532,000 increase in travel expense and an additional $280,000 in other operating expenses, mainly attributable to an increase in our office lease costs.

Technology and development. Technology and development expense was $7.5 million, or 11.1% of revenue, for the quarter ended June 30, 2014, an increase of $3.4 million, or 83.2%, from $4.1 million, or 7.1% of revenue, for the quarter ended June 30, 2013. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $1.8 million increase in salaries and personnel costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap. The number of full-time technology and development employees increased to 143 at June 30, 2014 from 87 at June 30, 2013. This increase was offset by a $304,000 decrease in stock-based compensation primarily relating to lower compensation expense for the period for unvested restricted stock awards from the 2011 acquisition of Condaptive, Inc. We also incurred an additional $1.6 million in depreciation and amortization expense primarily related to intangible assets acquired in 2013 and an additional $219,000 in other operating expenses, mainly attributable to an increase in our office lease costs.

General and administrative. General and administrative expense was $21.2 million, or 31.5% of revenue, for the quarter ended June 30, 2014, an increase of $6.4 million, or 43.3%, from $14.8 million, or 25.9% of revenue, for the quarter ended June 30, 2013. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $2.6 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $542,000 increase in stock-based compensation expense. The number of full-time general and administrative employees increased to 231 at June 30, 2014 from 178 at June 30, 2013.  In addition, we experienced a $1.7 million increase in IT expenses related to server hosting costs and a $798,000 increase in acquisition-related costs primarily related to legal and severance costs from our acquisition of Jumptap. We also incurred an additional $381,000 in amortization and depreciation expense primarily related to intangible assets acquired in 2013 and $366,000 in increased travel expenses.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014		2013
	(in thousands)				Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$139,928	100.0%	$106,447	100.0%	$33,481	31.5%
Cost of revenue	83,002	59.3	61,698	58.0	21,304	34.5
Gross profit	56,926	40.7	44,749	42.0	12,177	27.2
Operating expenses:
Sales and marketing	26,970	19.3	16,493	15.5	10,477	63.5
Technology and development	14,967	10.7	8,264	7.8	6,703	81.1
General and administrative	42,936	30.7	26,742	25.1	16,194	60.6
Total operating expenses	84,873	60.7	51,499	48.4	33,374	64.8
Loss from operations	(27,947)	(20.0)	(6,750)	(6.4)	(21,197)	314.0
Other income (expense):
Interest expense, net	(63)	-	(21)	-	(42)	200.0
Total other income (expense)	(63)	-	(21)	-	(42)	200.0
Loss before income taxes	(28,010)	(20.0)	(6,771)	(6.4)	(21,239)	313.7
Income tax expense	(27)	-	(36)	-	9	(25.0)
Net loss	$(28,037)	(20.0)%	$(6,807)	(6.4)%	$(21,230)	311.9

Revenue. Revenue was $139.9 million for the six months ended June 30, 2014, compared to $106.4 million for the six months ended June 30, 2013, an increase of $33.5 million, or 31.5%.  This growth was primarily attributable to an increase in spending from our existing advertiser clients, as well as an increase in the number of advertiser clients using our platform.  Revenue from our existing advertiser clients increased by 45.2% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and represented 79.7% of total revenue for the six months ended June 30, 2014.  This increase was primarily driven by more spending from brand advertisers on our new product offerings.  This increase is also driven by additional performance revenue primarily related to our acquisition of Jumptap.  Revenue from our new advertiser clients decreased by 2.8% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and represented 20.3% of total revenue for the six months ended June 30, 2014.

Our revenue from international operations increased to $27.3 million, or 19.5% of total revenue, for the six months ended June 30, 2014, from $24.7 million, or 23.2% of total revenue, for the six months ended June 30, 2013. The revenue growth in our international operations during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to increases in revenue from some of our performance advertiser clients.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. For example, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States.

We also increased the size of our overall sales force during the six months ended June 30, 2014 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $83.0 million, or 59.3% of revenue, for the six months ended June 30, 2014, an increase of $21.3 million, or 34.5%, from $61.7 million, or 58.0% of revenue, for the six months ended June 30, 2013. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.    The increase in cost of revenue as a percentage of revenue was the result of changes in revenue mix between performance and brand advertiser clients.

Sales and marketing.  Sales and marketing expense was $27.0 million, or 19.3% of revenue, for the six months ended June 30, 2014, an increase of $10.5 million, or 63.5%, from $16.5 million, or 15.5% of revenue, for the six months ended June 30, 2013. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a  $5.1 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $192,000 increase in stock-based compensation expense. The number of full-time sales and marketing employees increased to 221 at June 30, 2014 from 142 at June 30, 2013. We also incurred an additional $2.3 million in depreciation and amortization expense, primarily related to intangible assets acquired in 2013 and a $1.1 million increase in marketing expenses, mainly attributable to event marketing. In addition, we experienced a $1.1 million increase in travel expenses and an additional $622,000 in other operating expenses, mainly attributable to an increase in our office lease costs.

Technology and development. Technology and development expense was $15.0 million, or 10.7% of revenue, for the six months ended June 30, 2014, an increase of $6.7 million, or 81.1%, from $8.3 million, or 7.8% of revenue, for the six months ended June 30, 2013. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $4.0 million increase in salaries and personnel costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap. The number of full-time technology and development employees increased to 143 at June 30, 2014 from 87 at June 30, 2013. This increase was offset by a $989,000 decrease in stock-based compensation relating to lower compensation expense for the period for unvested restricted stock awards from the 2011 acquisition of Condaptive, Inc. We also incurred an additional $3.1 million in depreciation and amortization expense primarily related to intangible assets acquired in 2013 and an additional $342,000 in other operating expenses, primarily attributable to the increase in our office lease costs.

General and administrative. General and administrative expense was $42.9 million, or 30.7% of revenue, for the six months ended June 30, 2014, an increase of $16.2 million, or 60.6%, from $26.7 million, or 25.1% of revenue, for the six months ended June 30, 2013. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $6.4 million increase in salaries and personnel-related costs, associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $3.1 million increase in stock-based compensation expense. The number of full-time general and administrative employees increased to 231 at June 30, 2014 from 178 at June 30, 2013.  In addition, we experienced a $3.2 million increase in IT expenses related to server hosting costs, and an additional $1.1 million in other operating expenses, mainly attributable to our increase in office lease costs. We also incurred an additional $903,000 in travel expenses and $756,000 in amortization and depreciation expense primarily related to intangible assets acquired in 2013.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2014, we had cash and cash equivalents totaling $92.4 million. In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allowed for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by substantially all of our assets. The loan agreement was amended in May 2014, increasing allowed borrowings to $20.0 million. Advances under the line of credit bear interest at a floating rate equal to the prime rate published in the Wall Street Journal, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on May 8, 2015. As of June 30, 2014, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of June 30, 2014, we had $471,000 in standby letters of credit outstanding against the available balance under the line of credit.

Cash Flows

Our cash and cash equivalents at June 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 2% was held outside of the United States at June 30, 2014 and December 31, 2013. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we may be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,915)	$(651)
Investing activities	(6,100)	(14,447)
Financing activities	1,204	598

Operating Activities

For the six months ended June 30, 2014, our net cash used in operating activities of $1.9 million consisted of a net loss of $28.0 million offset by $9.5 million of cash provided by changes in working capital and $16.7 million of non-cash items. Non-cash items primarily consisted of depreciation and amortization expense of $8.2 million, stock compensation expense of $7.5 million, and bad debt expense of $706,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash provided by working capital changes primarily consisted of a decrease in accounts receivable of $36.7 million due to timing of collections. In addition, there was an increase in other long-term liabilities of $804,000 and $599,000 in accounts payable and accrued expenses due to 2014 capital projects. These cash inflows were offset by a $25.1 million decrease in accrued cost of revenues resulting from payments to our developers for fourth quarter advertising inventory utilized and the seasonal decrease in quarterly revenue compared to the fourth quarter of 2013, as well as an increase in prepaid expenses and other current assets of $1.6 million and an increase in other assets of $1.4 million.

For the six months ended June 30, 2013, our net cash used in operating activities of $651,000 consisted of a net loss of $6.8 million and $2.1 million of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $8.3 million in non-cash items. Non-cash items primarily consisted of stock compensation expense of $5.2 million, depreciation and amortization expense of $2.0 million and bad debt expense of $905,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The changes in working capital primarily consisted of a decrease in accounts receivable of $1.3 million, primarily the result of timing of cash collections, offset by $1.3 million increase in prepaid expenses and other current assets, as we had a number of annual contracts that began in the second half of 2013, and the deferred compensation recorded as part of our acquisition of Metaresolver in April 2013.  Additionally, we had an increase of $1.4 million in accrued cost of revenue, driven primarily by an increase in developer-related costs.

Investing Activities

For the six months ended June 30, 2014, net cash used in investing activities was $6.1 million and was the result of purchases of network equipment and the build out of office space for our Baltimore, Maryland corporate headquarters.

For the six months ended June 30, 2013, net cash used in investing activities was $14.4 million, consisting of purchases of property and equipment of $2.8 million and $11.7 million paid for the acquisition of Metaresolver, net of cash acquired.

Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities was $1.2 million, consisting of $1.9 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $691,000.

For the six months ended June 30, 2013, net cash provided by financing activities was $598,000 consisting of $957,000 in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $359,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through June 30, 2014. Information regarding our market risk at December 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is serving as both our principal executive officer and our principal financial officer following the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the resignation of our chief financial officer effective as of the end of the quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent’s claims. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all of the plaintiff’s patent’s claims of the patent‑in‑suit. The PTO entered its final rejection of all claims, also known as Right of Appeal Notice, on May 10, 2013. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed its appeal brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013.  The defendants filed their response to the plaintiff’s appeal brief on September 12, 2013. The Patent Office dismissed the plaintiff’s Petition for Continued Reexamination on November 20, 2013. On January 29, 2014, the PTO rejected the plaintiff’s appeal brief as defective, and the plaintiff filed a corrected brief on February 28, 2014. In the cross-appeal, the defendants filed their cross-appeal brief on August 26, 2013, and plaintiff filed its response on September 26, 2013. The parties are awaiting the examiner’s Answer to the appeal briefing. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court has issued periodic orders continuing the stay of litigation pending re-examination, including the most recent order on June 23, 2014.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non‑infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013.  On January 31, 2014, we filed a motion to stay the proceedings, based on several requests for inter partes review (“IPR”) of the patents-in-suit pending before the PTO.  On April 25 and 28, 2014, the PTO denied all but one of the IPR requests, and instituted one IPR for one of the patents-in-suit.  We were not a party to the IPR requests and are not a party to the pending IPR.  On June 11, 2014, the court conditionally granted our motion to stay, contingent on our agreement to be bound by the same estoppel that limits IPR petitioners as set forth in 35 U.S.C. § 315(e).  On June 20, 2014, we requested leave of court to seek reconsideration of the court’s order as to the scope of the proposed estoppel.  Plaintiff filed an opposition to our request on June 30, 2014, and our request is pending.  On July 11, 2014, after briefing and a hearing, the court related the nine co-pending Evolutionary Intelligence cases and assigned them to a judge, who then ordered briefing on whether the stays should be lifted in light of the denial of all but one of the IPR requests.  A  hearing will be held on September 19, 2014, after briefing by both the parties.

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

We incurred net losses of $28.0 million and $6.8 million for the six months ended June 30, 2014 and 2013, respectively, and we had an accumulated deficit of $93.2 million as of June 30, 2014. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology‑related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition‑related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

Since the beginning of 2014, our chief executive officer, our chief financial officer, and our executive vice president of global sales and operations have each resigned from their respective positions. Our current chief executive officer, Mr. Barrett, was appointed to that position in January 2014, but there can be no guarantee that our transition to a new chief executive officer will be smooth or successful.  We do not currently have a chief financial officer, and Mr. Barrett is also currently serving as our principal financial officer as well as our principal executive officer. We are currently conducting a search for a new chief financial officer, but there is intense competition for qualified senior management, particularly those with the financial expertise needed for this position.  Even if we are able to attract and hire a new chief financial officer or other executive officers in a timely manner, we may experience disruptions to our ongoing operations during the search process and transition period.  Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. The uncertainty inherent in our senior management transitions could lead to concerns from current and potential advertisers, developers and other third parties with whom we do business, any of which could hurt our business prospects. In addition, our future success will depend to a significant extent on the continued services of our other executive officers and senior personnel. There can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

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

We seek patent protection for certain of our technologies and currently have 88 issued U.S. and international patents, and over 120 pending international and domestic patent applications. There can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time‑consuming.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act, or JOBS Act, enacted in 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We complied with these reduced disclosure requirements in our proxy statement for the 2014 annual meeting of our stockholders. We could be an “emerging growth company” through the year ending December 31, 2017, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive when we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of June 30, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Item 6.Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(6)	Fourth Amendment to Loan and Security Agreement, dated April 30, 2014.

10.2+	Separation Agreement, dated as of June 30, 2014, by and between the Registrant and Michael Avon.

10.3+	Consulting Agreement, dated as of June 30, 2014, by and between the Registrant and Michael Avon.

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

(6)Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 8, 2014, and incorporated by reference herein.

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

+ Indicates management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennial Media, Inc.
(Registrant)

Date: August 11, 2014	By	/s/ Michael G. Barrett
Michael G. Barrett President and Chief Executive Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

4.1(5)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.
10.1(6)	Fourth Amendment to Loan and Security Agreement, dated April 30, 2014.

10.2+	Separation Agreement, dated as of June 30, 2014, by and between the Registrant and Michael Avon.

10.3+	Consulting Agreement, dated as of June 30, 2014, by and between the Registrant and Michael Avon.

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

(6)Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on May 8, 2014, and incorporated by reference herein.

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

+ Indicates management contract or compensatory plan.