Form 10-Q
period 2014-09-30
Millennial Media Inc.
filed 2014-11-10
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October  31, 2014 was 107,820,598.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$76,492	$99,237
Restricted cash	250	320
Accounts receivable, net of allowances of $3,380 and $4,773 as of September 30, 2014 and December 31, 2013, respectively	73,170	109,056
Prepaid expenses and other current assets	5,416	4,243
Total current assets	155,328	212,856

Long-term assets:
Property and equipment, net	24,775	12,663
Restricted cash	350	515
Goodwill	77,976	135,489
Intangible assets, net	14,501	57,706
Other assets	2,018	375
Total long-term assets	119,620	206,748
Total assets	$274,948	$419,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,034	$7,617
Accrued cost of revenue	41,758	65,053
Accrued payroll and payroll related expenses	8,197	8,767
Deferred revenue	857	868
Total current liabilities	58,846	82,305

Other long-term liabilities	6,707	1,829
Total liabilities	65,553	84,134

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 107,781,632 and 106,314,909 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	108	106
Additional paid-in capital	412,300	400,716
Accumulated other comprehensive loss	(386)	(196)
Accumulated deficit	(202,627)	(65,156)
Total stockholders’ equity	209,395	335,470
Total liabilities and stockholders’ equity	$274,948	$419,604

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$69,807	$56,061	$209,735	$162,508
Cost of revenue	43,397	33,860	126,398	95,559
Gross profit	26,410	22,201	83,337	66,949
Operating expenses:
Sales and marketing	13,163	8,626	40,133	25,119
Technology and development	7,483	3,939	22,450	12,203
General and administrative	21,617	14,232	64,552	40,970
Goodwill and intangible asset impairment	93,479	-	93,479	-
Total operating expenses	135,742	26,797	220,614	78,292
Loss from operations	(109,332)	(4,596)	(137,277)	(11,343)
Other income (expense)
Interest expense, net	(36)	(15)	(99)	(36)
Total other income (expense)	(36)	(15)	(99)	(36)
Loss before income taxes	(109,368)	(4,611)	(137,376)	(11,379)
Income tax benefit (expense)	(67)	6	(95)	(31)
Net loss	$(109,435)	$(4,605)	$(137,471)	$(11,410)

Net loss per share:
Basic and diluted	$(1.02)	$(0.06)	$(1.28)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	107,547	81,277	107,048	79,924

Stock-based compensation expense included above:
Sales and marketing	$193	$177	$830	$622
Technology and development	172	176	510	1,503
General and administrative	2,556	1,284	9,046	4,674
Total stock-based compensation expense	$2,921	$1,637	$10,386	$6,799

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(109,435)	$(4,605)	$(137,471)	$(11,410)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(157)	(17)	(202)	(96)
Foreign currency translation adjustments	18	(8)	12	4
Total comprehensive loss	$(109,574)	$(4,630)	$(137,661)	$(11,502)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2013	106,314,909	$106	$400,716	$(196)	$(65,156)	$335,470
Issuance of common stock in connection with exercises of stock options	773,801	1	2,064	-	-	2,065
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	692,922	1	(866)	-	-	(865)
Stock-based compensation expense	-	-	10,386	-	-	10,386
Net loss	-	-	-	-	(137,471)	(137,471)
Intra-entity foreign currency transaction adjustments	-	-	-	(202)	-	(202)
Foreign currency translation adjustments	-	-	-	12	-	12
Balance, September 30, 2014	107,781,632	$108	$412,300	$(386)	$(202,627)	$209,395

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(137,471)	$(11,410)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	10,386	6,799
Bad debt expense	761	1,229
Depreciation and amortization	12,750	3,144
Amortization of deferred financing fees	-	17
Unrealized foreign currency (gain) loss	433	(121)
Release of restricted cash	234	-
Goodwill and intangible asset impairment	93,479	-
Changes in assets and liabilities:
Accounts receivable	34,848	(419)
Prepaid expenses and other current assets	(1,187)	(1,299)
Other assets	(1,692)	(423)
Accounts payable and accrued expenses	264	2,377
Accrued cost of revenue	(23,112)	(582)
Accrued payroll and payroll related expenses	(549)	(883)
Other long-term liabilities	747	17
Deferred revenue	52	314
Net cash and cash equivalents used in operating activities	(10,057)	(1,240)

Cash flows from investing activities
Payments for acquisitions, net of cash acquired	-	(11,676)
Purchases of property and equipment	(13,730)	(4,139)
Net cash and cash equivalents used in investing activities	(13,730)	(15,815)

Cash flows from financing activities
Proceeds from exercises of stock options	2,065	1,226
Withholding payments for vesting of restricted stock units	(865)	(414)
Net cash and cash equivalents provided by financing activities	1,200	812
Effect of exchange rates on cash and cash equivalents	(158)	4
Net decrease in cash and cash equivalents	(22,745)	(16,239)

Cash and cash equivalents, beginning of the period	99,237	137,439
Cash and cash equivalents, end of the period	$76,492	$121,200

Supplemental disclosure of noncash investing activities
Purchases of property and equipment with tenant improvement allowance	$4,133	$-

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2014.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued an Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740)”. ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The adoption of ASU No. 2014-09 is required for public entities for fiscal years beginning after December 15, 2016.  The Company is evaluating what the effects, if any, of the adoption of ASU No. 2014-09 will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowances, the useful lives of long‑lived assets, assumptions used for purposes of determining stock‑based compensation, identification of intangibles in purchase accounting, contingent liabilities, fair value of intangibles and goodwill and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting revenue and expenses during the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and a money market account. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash balances in financial institutions in amounts greater than federally insured limits.

Restricted Cash

Restricted cash consists of cash required to be deposited with a financial institution for letters of credit for certain of the Company’s lease agreements and as collateral for the Company’s credit card accounts.

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

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers. As of September 30, 2014 and December 31, 2013 there were $857,000 and $868,000, respectively, of cash payments that had been received in advance of the Company’s performance of the service under the arrangement and were recorded as deferred revenue in the accompanying unaudited consolidated balance sheets.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements. These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction‑based marketplace exchanges. The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue. The cost of revenue for ads purchased and delivered through auction‑based exchanges can vary depending on the Company’s ability to purchase inventory at competitive rates to win the auction bid.

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

During the nine months ended September 30, 2014, the Company finalized certain provisional amounts initially recognized at the acquisition date, to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized.  The aggregate adjustments for the nine months ended September 30, 2014 increased assets acquired and decreased goodwill by $445,000.  The updates of these provisional amounts did not result in any material changes to the Company’s consolidated balance sheet or statement of operations.

On September 23, 2014, the Company signed a definitive agreement to acquire all of the outstanding shares of capital stock of Nexage, Inc., a provider of programmatic technology for cash and stock. The companies expect the merger to be completed during the fourth quarter of 2014.  The closing of the transaction is subject to various customary closing conditions, including regulatory clearance and the approval of the Company’s stockholders.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance at
	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$58,003	$58,003	$-	$-
	$58,003	$58,003	$-	$-

	Balance at
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$68,437	$68,437	$-	$-
	$68,437	$68,437	$-	$-

(1)

Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $18.5 million and $30.8 million of operating cash balances as of September 30, 2014 and December 31, 2013, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  These assets can include intangible assets that have been reduced to fair value when they are impaired (see Note 5).  Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

The following table presents the fair value hierarchy for assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

	Balance at
	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Customer relationships	$3,800	$-	$-	$3,800
Technology	10,701	-	-	10,701
Goodwill	77,976	-	-	77,976
	$92,477	$-	$-	$92,477

These nonrecurring fair value measurements are based on significant inputs not observable in the market and represents Level 3 measurements within the fair value hierarchy.

The Company uses a combination of income-based and market-based approaches to estimate the fair value of goodwill. These approaches use significant unobservable inputs, including forecasted revenues, gross profit margins, operating profit margins, working capital requirements, perpetual growth rates and long term discount rates.

The Company used an income-based approach, specifically the multi-period excess earnings approach to estimate the fair value of our customer relationship asset. This approach used significant unobservable inputs, including forecasted revenues and expenses, a long term discount rate, and an estimate for the retention/churn rate of our customers. The Company also used an income-based approach, specifically the relief from royalty method to estimate the fair value of our technology asset. This approach used significant unobservable inputs including projected revenues, and market observations regarding royalty rates.

5.    Goodwill and Intangible Asset Impairment

Intangible Asset Impairment

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As the Company operates as one business unit and its long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the intangible asset recoverability test is performed at the entity level.

During the three months ended September 30, 2014, the Company determined that its technology and customer relationship assets were not fully recoverable due to lower projected revenue levels from associated products and customers.  As a result, the Company recognized an impairment charge of $36.4 million to reduce the carrying values of these intangible assets to their estimated fair values.  Fair value was estimated using an income-based approach based on management’s forecast of future cash flows to be derived from the asset’s use.

Goodwill Impairment

Goodwill is tested annually for impairment on October 1 of each year or more frequently if impairment indicators arise. Goodwill is tested for impairment at the reporting unit level using a two‑step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

At September 30, 2014, the Company determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of September 30, 2014 for the Company’s reporting unit.  This indicator was a decrease in the Company’s market capitalization during the third quarter of 2014 below the carrying value of its net assets.  Accordingly, in this interim goodwill impairment test, the reporting unit failed step one of the analysis.

The combination of the determination of fair value of the reporting unit and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill.  As a result, the Company recorded its best estimate of the goodwill impairment loss of $57.1 million.  Any adjustment to the estimated impairment loss based on the completion of the measurement of the impairment will be recognized in the fourth quarter.

6.    Stock-Based Compensation

As of September 30, 2014, there were options outstanding to purchase an aggregate of 2,058,077 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended (the “2006 Plan”). In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors, and non-employee third parties. In May 2014, following the approval of the Company’s stockholders, the 2012 Plan was amended to increase the total number of shares authorized by 3,000,000 shares, to an aggregate of 13,298,917 shares.  Upon adoption of the 2012 Plan, no additional awards under the prior 2006 Plan may be issued, although outstanding awards under the 2006 Plan continue to vest in accordance with their terms until exercised, forfeited or expired.  As of September 30, 2014, options to purchase 5,533,503 shares of common stock and 3,728,799 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. As of September 30, 2014, 3,115,107 shares were available for future grant under the 2012 Plan.

As part of the Jumptap acquisition (see Note 3), the Company assumed options that were outstanding under the Jumptap, Inc. 2005 Stock Option Plan (the “Jumptap Plan”), and converted them into options to purchase an aggregate of 861,311 shares of the Company’s common stock. No additional awards under the Jumptap Plan may be issued, although outstanding awards continue to vest in accordance with their terms until exercised, forfeited or expired. As of September 30, 2014, there were options outstanding to purchase an aggregate of 319,300 shares of common stock under the Jumptap Plan.

Stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock option awards	$1,118	$1,024	$4,127	$2,798
RSUs	1,737	543	6,063	2,768
Restricted stock awards	66	70	196	1,233
Total recognized stock-based compensation expense	$2,921	$1,637	$10,386	$6,799

During the three and nine months ended September 30, 2014, the Company incurred $195,000 and $1.0 million, respectively, in stock-based compensation expense for the acceleration of equity awards for certain employees in connection with the termination of their employment with the Company.

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013

Risk-free interest rate	1.6%	-	1.8%	1.6%	-	1.8%	1.6%	-	2.0%	0.9%	-	1.8%
Expected life (in years)	5.0	-	5.2	6.0			5.0	-	6.3	6.0
Expected volatility	60%	-	62%	55%			53%	-	65%	55%
Dividend yield	0%			0%			0%			0%
Weighted-average grant date fair value	$1.13			$4.68			$2.72			$3.93

The following is a summary of option activity for the nine months ended September 30, 2014:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2014	7,665,097	$5.28
Granted	3,857,210	5.11
Exercised	(773,801)	2.67
Forfeited	(2,837,626)	6.88
Options outstanding at September 30, 2014	7,910,880	$4.88	8.16	$1,565

Options exercisable at September 30, 2014	3,013,539	$3.79	3.94	$1,564

Options vested and expected to vest at September 30, 2014	7,765,340	$4.87	7.23	$1,565

The total compensation cost related to unvested awards not yet recognized as of September 30, 2014 totaled $12.8 million and will be recognized over a weighted-average period of approximately 2.9 years.

The aggregate intrinsic value of all stock options exercised during the nine months ended September 30, 2014 and 2013 was $2.7 million and $16.3 million respectively. The total fair value of stock options that vested during the nine months ended September 30, 2014 and 2013 was $3.3 million and $2.8 million, respectively.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the nine months ended September 30, 2014:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2014	1,177,288	$7.80
Granted	3,848,712	3.73
Vested	(848,145)	7.25
Forfeited	(449,056)	7.27
RSUs outstanding at September 30, 2014	3,728,799	3.78

At September 30, 2014, unrecognized compensation expense related to the RSUs was $12.2 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock will be released from restriction on a monthly basis over a period that expires between August 2014 and December 2014, depending on the individual award, so long as the shareholder remains an employee of the Company as of the date of each such release, until all of the common stock is released from restriction. If the shareholder’s employment terminates prior to the release of all shares from restriction, the shares not yet vested are subject to repurchase by the Company at a price of $0.001 per share. As September 30, 2014, a total of 1,426,838 shares had been released from restriction and 21,242 shares remained subject to the stock restriction agreements.

Stock-based compensation expense related to the restricted common stock is being recognized ratably over the restriction period based on the fair value of the individual awards. At September 30, 2014, unrecognized compensation expense relating to the remaining restricted stock awards was $47,000 and the aggregate intrinsic value of the unvested restricted stock was $40,000. The unrecognized compensation expense will be amortized through December 2014.

7.    Net Loss Per Share Attributable to Common Stockholders

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards, and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and nine month periods ended September 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Unvested restricted common stock	21,242	106,094
Stock options	7,910,880	5,623,153
RSUs	3,728,799	509,139

8.    Segment and Geographic Information

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

Substantially all assets were held in the United States at September 30, 2014 and December 31, 2013.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Domestic	$59,145	$40,922	$171,797	$122,715
International	10,662	15,139	37,938	39,793
Total	$69,807	$56,061	$209,735	$162,508

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

Overview

We are an independent mobile advertising platform company delivering market‑leading products and services to advertisers and developers. We offer advertisers a suite of solutions that allow them to reach and connect with their target audiences across screens—from smartphones, tablets and other mobile devices to PCs—with the scale to make significant impact to their business. We offer developers the ability to maximize their advertising revenue and acquire new users for their apps. We operate a proprietary technology and data platform that allows advertisers and developers to interact with us in the way that suits them best. For clients that want to interact on a managed basis, meaning that they have a higher degree of customer service, we have dedicated account teams that use our technology platform to deliver highly engaging advertising campaigns for advertisers and optimized monetization solutions for developers. Our platform offers tools to allow advertisers to buy ad inventory in a programmatic fashion through our ad exchange, MMX, and to allow developers the opportunity to manage and monetize their ad inventory through our supply side tool, mMedia.

One of the main strengths of our platform is that it accesses and analyzes mass volumes of data—including location, social, interest, and contextual data, as well as our own insights that we derive from measuring ad effectiveness—to provide a unique, multidimensional view of individual consumer profiles. We call this data asset our Relevance Graph. To date, we have developed more than 650 million active server‑side unique user profiles, some of which link multiple mobile devices and PCs to a single specific user on an anonymous basis. These user profiles and the Relevance Graph, combined with third party data from our data partners and our proprietary data management platform, enable us to deliver more relevant, engaging and effective advertising to our advertising clients. Our data asset also allows us to measure the impact of mobile advertising on consumer engagement, intent and action. We have developed a suite of solutions, which we call Omni Measurement, that measure several different areas of mobile advertising impact. As of September 30, 2014 our platform reached more than 650 million monthly unique users worldwide, including more than 175 million monthly unique users in the United States alone. Approximately 60,000 apps and mobile sites are enabled by their developers to receive ads delivered through our platform.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages and per share amounts)
Revenue	$69,807	$56,061	$209,735	$162,508
Gross margin	37.8%	39.6%	39.7%	41.2%
Net loss	$(109,435)	$(4,605)	$(137,471)	$(11,410)
Adjusted EBITDA	$(6,888)	$220	$(17,656)	$1,368
Basic and diluted net loss per share	$(1.02)	$(0.06)	$(1.28)	$(0.14)
Diluted non-GAAP net income (loss) per share	$(0.07)	$0.00	$(0.16)	$0.02

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers.

Adjusted EBITDA represents our earnings before interest, income taxes, depreciation and amortization, adjusted to eliminate impairment of goodwill and intangible assets, non‑cash stock‑based compensation expense and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and acquisition related severance costs, bonuses, retention bonuses and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. We do not consider the inclusion of these costs to be indicative of our core operating performance. Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long‑term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period‑to‑period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive‑based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(109,435)	$(4,605)	$(137,471)	$(11,410)
Adjustments:
Interest expense, net	36	15	99	36
Income tax (benefit) expense	67	(6)	95	31
Goodwill and intangible asset impairment	93,479	-	93,479	-
Depreciation and amortization expense	4,539	1,142	12,750	3,144
Acquisition-related costs	1,505	1,787	2,756	2,268
Deferred compensation	-	250	250	500
Stock-based compensation expense	2,921	1,637	10,386	6,799
Total net adjustments	102,547	4,825	119,815	12,778
Adjusted EBITDA	$(6,888)	$220	$(17,656)	$1,368

The following table presents reconciliations of GAAP net loss per share attributable to common stockholders to diluted non-GAAP net income (loss) per share for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss per share	$(1.02)	$(0.06)	$(1.28)	$(0.14)
Adjustments:
Interest expense, net	0.00	0.00	0.00	0.00
Income tax (benefit) expense	0.00	0.00	0.00	0.00
Goodwill and intangible asset impairment	0.87	-	0.87	-
Depreciation and amortization expense	0.04	0.02	0.12	0.04
Acquisition-related costs	0.01	0.02	0.03	0.03
Deferred compensation	-	0.00	0.00	0.01
Stock-based compensation expense	0.03	0.02	0.10	0.08
Total net adjustments	0.95	0.06	1.12	0.16
Diluted non-GAAP net income (loss) per share	$(0.07)	$0.00	$(0.16)	$0.02

Components of Operating Results

Jumptap Acquisition

On November 6, 2013, we completed our acquisition of Jumptap, Inc.  The three and nine month periods ended September 30, 2014 include the impact of the results of operations from Jumptap, which has been fully integrated into our business.  The three and nine month periods ended September 30, 2013 do not include the results of operations from Jumptap.

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

Cost of Revenue

Cost of revenue consists primarily of the payments we make to developers for their advertising space on which we deliver mobile ads. These payments are typically determined as either a percentage of the advertising revenue we earn from mobile ads placed on the developer’s app or as a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction‑based marketplace exchanges. We recognize cost of revenue on a developer‑by‑developer basis at the same time as we recognize the associated revenue. Costs owed to developers but not yet paid are recorded on our consolidated balance sheets as accrued cost of revenue. For our network business, the use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. The cost of revenue for ads delivered through auction‑based exchanges can vary depending on our ability to purchase inventory at competitive rates to win the auction bid. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space. We expect that our exchange business may generate a lower gross margin for us than our network business, as is typical in the industry.

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

Goodwill and Intangible Asset impairment charges. We recorded a goodwill impairment charge of $57.1 million and an intangible asset impairment charge of $36.4 million for the three and nine months ended September 30, 2014.   The goodwill impairment amount is based on our best estimate of the impairment.  We have not yet finalized our measurement of the goodwill impairment, so it is possible that we will need to adjust the amount of this charge upon the completion of the measurement. An adjustment, if any, would be recognized in the fourth quarter of 2014.

Interest and Other Income (Expense)

Interest expense, net consists primarily of interest expense, offset by interest income. Interest expense consists primarily of interest from capital leases and commitment fees on loans. We have not borrowed under our existing credit facility to date.

Income Tax Benefit (Expense)

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three and nine month periods ended September 30, 2014 and 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, other than the information provided below, which are disclosed in the section called Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Intangible Asset Impairment

We review long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group.  As we operate as one business unit and our long-lived assets do not have identifiable cash flows that are independent of the other assets and liabilities of this business unit, the intangible asset test is performed at the entity level.

During the three months ended September 30, 2014, we determined that our technology and customer relationship assets were not fully recoverable due to lower projected revenue levels from associated products and customers.  As a result, we recognized an impairment charge of $36.4 million to reduce the carrying values of these intangible assets to their estimated fair values.  Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the asset’s use.

Goodwill Impairment

Goodwill is tested annually for impairment on October 1 of each year or more frequently if impairment indicators arise.  Goodwill is tested for impairment at the reporting unit level using a two‑step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any.

During the three months ended September 30, 2014, we determined sufficient indication existed to require performance of an interim goodwill impairment analysis as of September 30, 2014 for our reporting unit.  This indicator was a decrease in our market capitalization below the carrying value of our net assets.  In this interim goodwill impairment test, the reporting unit failed step one.

The combination of the lower reporting unit fair value calculated in step one and the identification of unrecognized fair value changes to the carrying values of other assets and liabilities in the second step of the interim goodwill impairment test, resulted in an implied fair value of goodwill below the carrying value of goodwill.  As a result, we recorded our best estimate of the goodwill impairment loss of $57.1 million.  We have not yet finalized step two of the test, so it is possible that we will need to adjust the amount of this charge upon the completion of the measurement. We expect that the adjustment, if any, would be recognized in the fourth quarter of 2014.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014		2013
	(in thousands)				Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$69,807	100.0%	$56,061	100.0%	$13,746	24.5%
Cost of revenue	43,397	62.2	33,860	60.4	9,537	28.2
Gross profit	26,410	37.8	22,201	39.6	4,209	19.0
Operating expenses:
Sales and marketing	13,163	18.9	8,626	15.4	4,537	52.6
Technology and development	7,483	10.7	3,939	7.0	3,544	90.0
General and administrative	21,617	31.0	14,232	25.4	7,385	51.9
Goodwill and intangible asset impairment	93,479	133.9	-	-	93,479	100.0
Total operating expenses	135,742	194.5	26,797	47.8	108,945	406.6
Loss from operations	(109,332)	(156.7)	(4,596)	(8.2)	(104,736)	2,278.9
Other income (expense):
Interest expense, net	(36)	(0.1)	(15)	-	(21)	140.0
Total other income (expense)	(36)	(0.1)	(15)	-	(21)	140.0
Loss before income taxes	(109,368)	(156.8)	(4,611)	(8.2)	(104,757)	2,271.9
Income tax expense	(67)	(0.1)	6	-	(73)	(1,216.7)
Net loss	$(109,435)	(156.9)%	$(4,605)	(8.2)%	$(104,830)	2,276.4

Revenue. Revenue was $69.8 million for the quarter ended September 30, 2014, compared to $56.1 million for the quarter ended September 30, 2013, an increase of $13.7 million, or 24.5%. This growth was primarily attributable to our acquisition of Jumptap and an increase in spending from our existing advertiser clients, as well as an increase in the number of advertiser clients using our platform.  Revenue from our existing advertiser clients increased by 19.2% during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 and represented 73.5% of total revenue for the quarter ended September 30, 2014.  This increase was primarily driven by more spending from brand advertisers on our new product offerings.  Revenue from our new advertiser clients increased by 40.3% during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 and represented 26.5% of total revenue for the quarter ended September 30, 2014.

Our revenue from international operations decreased to $10.7 million, or 15.3% of total revenue, for the quarter ended September 30, 2014, from $15.1 million, or 27.0% of total revenue, for the quarter ended September 30, 2013. The decrease in revenue in our international operations during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 was primarily attributable to decreases in revenue from some of our larger performance advertiser clients.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. For example, we may sell a campaign to a large performance advertiser from one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States.

Cost of revenue. Cost of revenue was $43.4 million, or 62.2% of revenue, for the quarter ended September 30, 2014, an increase of $9.5 million, or 28.2%, from $33.9 million, or 60.4% of revenue, for the quarter ended September 30, 2013. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The increase in cost of revenue as a percentage of revenue is the result of us strategically increasing developer revenue share to drive additional performance revenue.

Sales and marketing. Sales and marketing expense was $13.2 million, or 18.9% of revenue, for the quarter ended September 30, 2014, an increase of $4.6 million, or 52.6%, from $8.6 million, or 15.4% of revenue, for the quarter ended September 30, 2013. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $2.6 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap.  The number of full-time sales and marketing employees increased to 219 at September 30, 2014 from 152 at September 30, 2013. We also incurred an additional $1.3 million in depreciation and amortization expense, primarily related to intangible assets acquired in 2013. In addition, we experienced a $440,000 increase in travel expense and a $282,000 increase in office lease costs.

Technology and development. Technology and development expense was $7.5 million, or 10.7% of revenue, for the quarter ended September 30, 2014, an increase of $3.6 million, or 90.0%, from $3.9 million, or 7.0% of revenue, for the quarter ended September 30, 2013. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $1.4 million increase in salaries and personnel costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap. The number of full-time technology and development employees increased to 144 at September 30, 2014 from 91 at September 30, 2013. We also incurred an additional $1.7 million in depreciation and amortization expense primarily related to intangible assets acquired in 2013 and  a $286,000 increase in  office lease costs.

General and administrative. General and administrative expense was $21.6 million, or 31.0% of revenue, for the quarter ended September 30, 2014, an increase of $7.4 million, or 51.9%, from $14.2 million, or 25.4% of revenue, for the quarter ended September 30, 2013. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $2.7 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $1.3 million increase in stock-based compensation expense. The number of full-time general and administrative employees increased to 239 at September 30, 2014 from 194 at September 30, 2013.  In addition, we experienced a $1.8 million increase in IT expenses and a $1.3 million increase in other operating expenses. We also incurred an additional $427,000 in amortization and depreciation expense primarily related to intangible assets acquired in 2013 and $406,000 in increased travel expense, offset by a $359,000 decrease in acquisition-related costs and a $269,000 decrease in bad debt expense.

Goodwill and Intangible Asset Impairment. We recorded a goodwill impairment charge of $57.1 million and an intangible asset impairment charge of $36.4 million for the three months ended September 30, 2014. The goodwill impairment amount is based on our best estimate of the impairment.  We have not yet finalized our measurement of the impairment, so it is possible that we will need to adjust the amount of this charge upon the completion of the measurement. We expect that any adjustment would be recognized in the fourth quarter of 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014		2013
	(in thousands)				Period-to-Period Change
Consolidated Statement of Operations Data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$209,735	100.0%	$162,508	100.0%	$47,227	29.1%
Cost of revenue	126,398	60.3	95,559	58.8	30,839	32.3
Gross profit	83,337	39.7	66,949	41.2	16,388	24.5
Operating expenses:
Sales and marketing	40,133	19.1	25,119	15.5	15,014	59.8
Technology and development	22,450	10.7	12,203	7.5	10,247	84.0
General and administrative	64,552	30.8	40,970	25.2	23,582	57.6
Goodwill and intangible asset impairment	93,479	44.6	-	-	93,479	100.0
Total operating expenses	220,614	105.2	78,292	48.2	142,322	181.8
Loss from operations	(137,277)	(65.5)	(11,343)	(7.0)	(125,934)	1,110.2
Other income (expense):
Interest expense, net	(99)	-	(36)	-	(63)	175.0
Total other income (expense)	(99)	-	(36)	-	(63)	175.0
Loss before income taxes	(137,376)	(65.5)	(11,379)	(7.0)	(125,997)	1,107.3
Income tax expense	(95)	-	(31)	-	(64)	206.5
Net loss	$(137,471)	(65.5)%	$(11,410)	(7.0)%	$(126,061)	1,104.8

Revenue. Revenue was $209.7 million for the nine months ended September 30, 2014, compared to $162.5 million for the nine months ended September 30, 2013, an increase of $47.2 million, or 29.1%.  This growth was primarily attributable to an increase in spending from our existing advertiser clients, as well as an increase in the number of advertiser clients using our platform.  Revenue from our existing advertiser clients increased by 21.9% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and represented 80.7% of total revenue for the nine months ended September 30, 2014.  This increase was primarily driven by more spending from brand advertisers on our new product offerings.  This increase is also driven by additional performance revenue primarily related to our acquisition of Jumptap.  Revenue from our new advertiser clients increased by 73.0% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and represented 19.3% of total revenue for the nine months ended September 30, 2014.

Our revenue from international operations decreased to $37.9 million, or 18.1% of total revenue, for the nine months ended September 30, 2014, from $39.8 million, or 24.5% of total revenue, for the nine months ended September 30, 2013. The decrease in revenue in our international operations during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to decreases in revenue from some of our larger performance advertiser clients.

We classify revenue based on the geographic location where the advertising was sold. Performance advertising often is displayed globally. For example, we may sell a campaign to a large performance advertiser in one location, such as Europe, and principally deliver ads for that campaign to consumers located in the United States.

We also increased the size of our overall sales force during the nine months ended September 30, 2014 compared to the same period in the prior year, allowing us to increase our number of advertising client relationships and the number of developer applications enabled to receive ads delivered through our platform.

Cost of revenue. Cost of revenue was $126.4 million, or 60.3% of revenue, for the nine months ended September 30, 2014, an increase of $30.8 million, or 32.3%, from $95.6 million, or 58.8% of revenue, for the nine months ended September 30, 2013. The increase in cost of revenue in absolute dollars was the direct result of the increase in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients.  The increase in cost of revenue as a percentage of revenue was the result of changes in revenue mix between performance and brand advertiser clients.

Sales and marketing.  Sales and marketing expense was $40.1 million, or 19.1% of revenue, for the nine months ended September 30, 2014, an increase of $15.0 million, or 59.8%, from $25.1 million, or 15.5% of revenue, for the nine months ended September 30, 2013. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a  $7.6 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $208,000 increase in stock-based compensation expense. The number of full-time sales and marketing employees increased to 219 at September 30, 2014 from 152 at September 30, 2013. We also incurred an additional $3.6 million in depreciation and amortization expense, primarily related to intangible assets acquired in 2013 and we experienced a $1.6 million increase in travel expenses.  In addition, we experienced a $1.0 million increase in marketing expenses, mainly attributable to event marketing and an $886,000 increase in office lease costs.

Technology and development. Technology and development expense was $22.5 million, or 10.7% of revenue, for the nine months ended September 30, 2014, an increase of $10.3 million, or 84.0%, from $12.2 million, or 7.5% of revenue, for the nine months ended September 30, 2013. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was attributable to a $5.4 million increase in salaries and personnel costs associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap. The number of full-time technology and development employees increased to 144 at September 30, 2014 from 91 at September 30, 2013. This increase was offset by a $994,000 decrease in stock-based compensation relating to lower compensation expense for the period for unvested restricted stock awards from the 2011 acquisition of Condaptive, Inc. We also incurred an additional $4.8 million in depreciation and amortization expense primarily related to intangible assets acquired in 2013 and a $628,000 increase in office lease costs.

General and administrative. General and administrative expense was $64.6 million, or 30.8% of revenue, for the nine months ended September 30, 2014, an increase of $23.6 million, or 57.6%, from $41.0 million, or 25.2% of revenue, for the nine months ended September 30, 2013. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $9.0 million increase in salaries and personnel-related costs, associated with an increase in headcount, including employees added as a result of our acquisition of Jumptap, and a related $4.4 million increase in stock-based compensation expense. The number of full-time general and administrative employees increased to 239 at September 30, 2014 from 194 at September 30, 2013.  In addition, we experienced a $5.0 million increase in IT expenses, and an additional $2.3 million in other operating expenses, mainly attributable to our increase in office lease costs. We also incurred an additional $1.3 million in travel expenses and $1.2 million in amortization and depreciation expense primarily related to intangible assets acquired in 2013.

Goodwill & Intangible Asset Impairment. We recorded a goodwill impairment charge of $57.1 million and intangible asset impairment charge of $36.4 million for the nine months ended September 30, 2014. The goodwill impairment amount is based on our best estimate of the impairment.  We have not yet finalized our measurement of the impairment, so it is possible that we will need to adjust the amount of this charge upon the completion of the measurement. We expect that any adjustment would be recognized in the fourth quarter of 2014.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2014, we had cash and cash equivalents totaling $76.5 million. In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB, which allowed for borrowings up to $15.0 million. Amounts borrowed under the line of credit are secured by substantially all of our assets. The loan agreement was amended in May 2014, increasing allowed borrowings to $20.0 million. Advances under the line of credit bear interest at a floating rate equal to the prime rate published in the Wall Street Journal, with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities of at least 1.25 to 1.00. Additionally, the line of credit agreement contains an unused line fee of 0.25% per year, calculated based on the average unused portion of the loan, payable monthly. The line of credit is scheduled to mature on May 8, 2015. As of September 30, 2014, we had not yet drawn on this line of credit. As part of the line of credit, we have a maximum of $2.0 million in available letters of credit. As of September 30, 2014, we had $778,000 in standby letters of credit outstanding against the available balance under the line of credit and $600,000 in letters of credit with another bank.

Cash Flows

Our cash and cash equivalents at September 30, 2014 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 3% was held outside of the United States at September 30, 2014 and December 31, 2013. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we may be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,057)	$(1,240)
Investing activities	(13,730)	(15,815)
Financing activities	1,200	812

Operating Activities

For the nine months ended September 30, 2014, our net cash used in operating activities of $10.1 million consisted of a net loss of $137.5 million offset by $9.4 million of cash provided by changes in working capital and $118.0 million of non-cash items. Non-cash items primarily consisted of goodwill and intangible asset impairment charges of $93.5 million, depreciation and amortization expense of $12.8 million, stock compensation expense of $10.4 million, and bad debt expense of $761,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash provided by working capital changes primarily consisted of a decrease in accounts receivable of $34.8 million due to timing of collections. In addition, there was an increase in other long-term liabilities of $747,000.  These cash inflows were offset by a $23.1 million decrease in accrued cost of revenues resulting from payments to our developers, as well as an increase in prepaid expenses and other current assets of $1.2 million and an increase in other assets of $1.7 million.

For the nine months ended September 30, 2013, our net cash used in operating activities of $1.2 million consisted of a net loss of $11.4 million and $898,000 of cash used to fund changes in working capital, which was primarily driven both by the domestic and international expansion of our operations and by our investment in technology and development and personnel to facilitate our growth, offset by $11.1 million in non-cash items. Non-cash items primarily consisted of stock compensation expense of $6.8 million, depreciation and amortization expense of $3.1 million and bad debt expense of $1.2 million.  Depreciation and amortization expense primarily related to increased capital expenditure requirements and our intangible assets resulting from the acquisition of a business. The changes in working capital primarily consisted of a decrease in accounts receivable of $419,000, primarily the result of timing of cash collections and changes in prepaid expense and other current assets of $1.3 million, as we had a number of annual contracts that began in the second half of 2013, and the deferred compensation recorded as part of our acquisition of Metaresolver in April 2013, offset by $2.4 million of changes in accounts payable and accrued expenses.  The primary drivers for this change in accounts payable and accrued expenses were $340,000 in higher accounts payable due to timing of payments, increases in additional accrued audit and tax fees of $481,000,  $1.2 million in additional accrued legal costs primarily related to the Metaresolver and Jumptap acquisitions, $268,000 in additional accrued travel costs and an additional $111,000 in deferred tax liabilities.

Investing Activities

For the nine months ended September 30, 2014, net cash used in investing activities was $13.7 million and was primarily the result of purchases of network equipment and the build out of office space for our Baltimore, Maryland corporate headquarters.

For the nine months ended September 30, 2013, net cash used in investing activities was $15.8 million, consisting of purchases of property and equipment of $4.1 million and $11.7 million paid for the acquisition of Metaresolver, net of cash acquired.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $1.2 million, consisting of $2.1 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $865,000.

For the nine months ended September 30, 2013, net cash provided by financing activities was $812,000  consisting of $1.2 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $414,000.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances, together with the amounts available to us under our existing line of credit, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014, other than $22.5 million in cash consideration subject to certain contractual adjustments to be paid for the acquisition of Nexage, Inc.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

No material changes in our market risk occurred from December 31, 2013 through September 30, 2014. Information regarding our market risk at December 31, 2013 is contained in Management’s Discussion and Analysis, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent’s claims. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all of the plaintiff’s patent’s claims of the patent‑in‑suit. The PTO entered its final rejection of all claims, also known as Right of Appeal Notice, on May 10, 2013. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed its appeal brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013.  The defendants filed their response to the plaintiff’s appeal brief on September 12, 2013. The Patent Office dismissed the plaintiff’s Petition for Continued Reexamination on November 20, 2013. On January 29, 2014, the PTO rejected the plaintiff’s appeal brief as defective, and the plaintiff filed a corrected brief on February 28, 2014. In the cross-appeal, the defendants filed their cross-appeal brief on August 26, 2013, and plaintiff filed its response on September 26, 2013. The parties are awaiting the examiner’s Answer to the appeal briefing. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court has issued periodic orders continuing the stay of litigation pending re-examination, including the most recent order on September 29, 2014.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based non‑infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013.  On January 31, 2014, we filed a motion to stay the proceedings, based on several requests for inter partes review (“IPR”) of the patents-in-suit pending before the PTO.  On April 25 and 28, 2014, the PTO denied all but one of the IPR requests, and instituted one IPR for one of the patents-in-suit.  We were not a party to the IPR requests and are not a party to the pending IPR.  On June 11, 2014, the court conditionally granted our motion to stay, contingent on our agreement to be bound by the same estoppel that limits IPR petitioners as set forth in 35 U.S.C. § 315(e).  On June 20, 2014, we requested leave of court to seek reconsideration of the court’s order as to the scope of the proposed estoppel.  Plaintiff filed an opposition to our request on June 30, 2014, and our request is pending.  On July 11, 2014, after briefing and a hearing, the court related the nine co-pending Evolutionary Intelligence cases and assigned them to the same judge. After further briefing on whether the stays should be lifted in light of the denial of all but one of the IPR requests, the court held a hearing on September 19, 2014, and stayed the cases pending the final decision on the IPR. Along with other non-petitioning defendants, we agreed to be bound by a limited estoppel in return for the stay.

Public Employees’ Retirement System of Mississippi v. Millennial Media, Inc. et al. and Travis Ostroviak v. Millennial Media, Inc., et al.    On September 30, 2014, plaintiff Public Employees’ Retirement System of Mississippi filed a purported class action complaint in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws against a group of defendants including us, certain of our current and former executive officers, directors, and large shareholders, and the underwriters associated with our initial public offering and secondary offering. Plaintiff alleges, among other things, that certain defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors.    On October 17, 2014, plaintiff Travis Ostroviak also filed a purported class action complaint in in the U.S. District Court for the Southern District of New York, in which Plaintiff makes certain of the same allegations made in the action brought by Public Employees’ Retirement System of Mississippi.  The complaint names us and certain of our current and former executive officers and directors as defendants.  We are currently evaluating the claims asserted in these two matters.

Item 1A.  Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risks and all other information contained in this Quarterly Report, as well as general economic and business risks, together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, it could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Proposed Acquisition of Nexage

The announcement and pendency of our proposed acquisition of Nexage could have a negative impact on our and Nexage’s respective businesses, financial conditions, results of operations or business prospects, or on our stock price.

On September 23, 2014, we announced that we have entered into a definitive agreement whereby we will acquire all of the outstanding shares of Nexage, a transaction that we refer to in this report as the Merger. The announcement and pendency of the Merger could disrupt our and Nexage’s businesses in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

•our and Nexage’s customers and other third‑party business partners may seek to terminate or renegotiate their relationships with us or Nexage as a result of the Merger, whether pursuant to the terms of their existing agreements with us or Nexage, or otherwise;

•the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from our current day‑to‑day business operations, including from other opportunities that might otherwise be beneficial to us; and

•current and prospective employees may experience uncertainty regarding their future roles with us, which might adversely affect our ability to retain, recruit and motivate key personnel.

We may fail to complete the Merger.

The Merger has been approved by each company’s board of directors, as well as Nexage’s stockholders, but prior to the consummation of the Merger, our stockholders must approve the issuance of the shares of our common stock in connection with the Merger. While there can be no assurances as to the exact timing of the completion of the Merger, or that the Merger will be completed at all, we are working to complete the transaction in the fourth quarter of 2014. In addition to the approval of our stockholders with respect to the issuance of the shares of our common stock, the consummation of the Merger is subject to a number of conditions, including requisite regulatory approvals and other customary closing conditions. We cannot assure you that the conditions required to consummate the Merger will be satisfied on the anticipated schedule, or at all.

If we do not complete the Merger, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out‑of‑pocket expenses in connection with the transaction for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. Furthermore, the market price of our common stock might reflect the assumption that the Merger will be completed, in which case the termination of the Merger Agreement could cause our stock price to decline.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings and synergies, or it may take longer than anticipated for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the Merger will depend in part on the integration of Nexage’s business with ours. However, there can be no assurance that we will be able to operate Nexage’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the Merger, the size of the combined company’s business will be significantly larger than our current business. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day‑to‑day business, and we cannot assure stockholders that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of Nexage’s business to perform as expected, could harm the combined company’s results of operations.

The issuance of our shares in the Merger will dilute the voting power and economic interests of our current stockholders.

Upon consummation of the Merger, all of Nexage’s capital stock and certain of its warrants issued and outstanding immediately prior to the effective time of the Merger will be converted into shares of our common stock. If the Merger is consummated, we will issue shares of our common stock to the former securityholders of Nexage in an aggregate number that will equal up to approximately 26% of the total outstanding number of common shares following the issuance. Consequently, our stockholders will own a significantly smaller percentage of our company and they should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over our management and policies.

The loss of key personnel could hurt our business and our prospects.

The success of the Merger will depend, in part, on our ability to retain key employees who continue employment with the combined company after the Merger is completed. If any of these key employees terminate their employment, our sales, marketing or development activities might be negatively affected and our management’s attention might be diverted from successfully integrating Nexage’s operations. In addition, we might not be able to locate suitable replacements on reasonable terms for any such key employees who leave the combined company.

Our success will also depend on relationships with third parties and pre‑existing customers of us and Nexage, which relationships may be affected by customer preferences or public attitudes about the Merger.

The combined company’s success following the Merger will be dependent on the ability to maintain and renew relationships with pre‑existing customers and other clients of both us and Nexage and to establish new advertiser and developer relationships. There can be no assurance that the business of the combined company will be able to maintain pre‑existing customer contracts and other business relationships, or that the combined company will be able to enter into or maintain new customer contracts and other business relationships on acceptable terms, if at all. The combined company’s failure to maintain important customer relationships could harm its reputation, while also negatively impacting the financial condition and results of operations of the combined company.

Charges to earnings resulting from the Merger may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the Merger to Nexage’s net tangible assets and intangible assets based on their fair values as of the date of the Merger, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that will be inherently uncertain. After the Merger, the following factors, among others, could result in material charges that would cause our financial results to be negatively affected:

•impairment of goodwill or acquired intangible assets;

•charges for the amortization of identifiable intangible assets and for stock‑based compensation;

•accrual of newly identified pre‑acquisition contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•charges to income to eliminate certain of our pre‑acquisition activities that duplicate those of Nexage or to reduce our cost structure.

In the quarter and nine months ended September 30, 2014, we recorded charges for goodwill impairment and intangible asset impairment aggregating $93.5 million.  These charges related primarily to goodwill and intangible assets associated with previous acquisitions we made.

Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease net income and earnings per share for the periods in which those adjustments are made.

Risks Related to Our Acquisition of Jumptap

Our acquisition of Jumptap could have a negative impact on our business, or on our stock price.

On November 6, 2013, we completed our acquisition of Jumptap. This acquisition and ongoing integration process could disrupt our business if any customers or third party business partners seek to terminate or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements or otherwise, or if the attention of our management is directed toward the integration of our businesses and related matters and is diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us. These and other factors related to the acquisition and ongoing integration process could negatively affect our stock price or could harm our financial condition, results of operations or business prospects.

We may be unable to realize the benefits anticipated by the acquisition, including estimated cost savings and synergies, or it may take longer than we anticipate for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the acquisition of Jumptap will depend in part on the integration of Jumptap’s business with ours. However, there can be no assurance that we will be able to operate Jumptap’s business profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the acquisition, the size of the combined company’s business is significantly larger than our business was prior to the acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.  Our success will also depend, in part, on our ability to maintain and renew relationships with pre‑existing customers and other clients of both companies and to establish new advertiser and developer relationships. Our failure to maintain or develop important customer relationships could harm our reputation, while also negatively impacting our financial condition and the results of operations of the combined company.

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

•impairment of goodwill or acquired intangible assets;

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

We incurred net losses of $137.5 million and $11.4 million for the nine months ended September 30, 2014 and 2013, respectively, and we had an accumulated deficit of $202.6 million as of September 30, 2014. We do not know when or if we will ever achieve profitability. Although our revenue has increased substantially in recent periods, it is likely that we will not be able to maintain this rate of revenue growth. Historically, our operating expenses have increased in proportion to our revenue. We anticipate that our operating expenses will continue to increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology‑related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition‑related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, if we are unable to do so, we may be unable to achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

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

•costs related to acquisitions of other businesses; and

•impairments of goodwill or intangible assets.

Our operating results may fall below the expectations of market analysts and investors in some future periods. If this happens, even just temporarily, the market price of our common stock may fall.

We recognized an impairment related to our goodwill and intangible assets.  We may be required to recognize additional such charges in the future which could negatively affect our results of operations and financial condition.

Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment.  Our stock price and various other factors affect the assessment of the fair value of our underlying business for purposes of performing any goodwill and intangible asset impairment assessment.  For example, our public market capitalization sustained a decline after June 30, 2014 to a value below the net book carrying value of our equity, triggering the need for a goodwill and intangible asset impairment analysis.  As a result of our goodwill and intangible asset impairment analyses, we recorded goodwill and intangible asset impairment charges in the quarter ended September 30, 2014.

As of September 30, 2014, we had $119.6 million of remaining goodwill, intangible assets and other long-lived assets following the impairment and we expect to record significant additional goodwill and intangible assets in the fourth quarter of 2014 in connection with our proposed acquisition of Nexage.  If our enterprise value continues to decline below our net asset value or if our financial performance and/or financial condition deteriorates, we may have to further impair our goodwill and intangible assets, which would result in charges that could adversely affect our results of operations and financial position.

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

Since the beginning of 2014, our chief executive officer, our chief financial officer, and our executive vice president of global sales and operations have each resigned from their respective positions. Our current chief executive officer, Mr. Barrett, was appointed to that position in January 2014, and our current chief financial officer, Andrew Jeanneret, was appointed to that position in August 2014.  There can be no guarantee that our transition to a new chief executive officer and a new chief financial officer will be smooth or successful.  Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. The uncertainty inherent in our senior management transitions could lead to concerns from current and potential advertisers, developers and other third parties with whom we do business, any of which could hurt our business prospects. In addition, our future success will depend to a significant extent on the continued services of our other executive officers and senior personnel. There can be no assurance that we will be able to retain their services. The loss of the services of one or more of these individuals could adversely affect our business and could divert other senior management time in searching for their replacements.

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

A key part of our growth strategy is to pursue additional acquisitions or investments in other businesses or individual technologies. For example, we acquired Metaresolver, Inc., a mobile media buying and targeting platform, in April 2013, and we acquired Jumptap, a competing mobile advertising company, in November 2013. For more information about Jumptap, see “—Risks Related to Our Acquisition of Jumptap.”  We have also entered into a definitive agreement to acquire Nexage, an advertising exchange and mobile supply side platform company, in a transaction that we expect to close in the fourth quarter of 2014. For more information about Nexage, see “—Risks Related to Our Proposed Acquisition of Nexage.” These and future acquisitions or investments involve numerous risks, any of which could disrupt or harm our business, including:

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

•failure to successfully further develop the acquired technology in order to recoup our investment; and

•increased fixed costs.

The benefits of these and future acquisitions or investments may take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce its intended benefits, which could harm our business and operating results.  Acquisitions may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt, may result in liabilities or expenses related to intangible assets or write-offs of goodwill or intangible assets.

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

We seek patent protection for certain of our technologies and currently have 95 issued U.S. and international patents, and over 110 pending international and domestic patent applications. There can be no assurance that these additional patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time‑consuming.

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

We periodically assess the likelihood that we will be able to recover our net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net deferred tax assets should be applied as of September 30, 2014. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Since our initial public offering in March 2012, our stock price has exhibited significant volatility, ranging from a high of $27.9 per share to a low of $1.56 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation could cause us to incur substantial costs and divert management’s attention and resources. In September and October 2014, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us, certain of our current and former executive officers and directors, among others,  We are currently evaluating the claims asserted in these two matters.

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

Our certificate of incorporation authorizes us to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financing, acquisition or investment activity, our stock incentive plans, or otherwise. For example, in connection with our acquisition of Jumptap in November 2013, we issued 24,759,604 shares of our common stock to the former securityholders of Jumptap and assumed options exercisable for an additional 861,311 shares of our common stock. In the aggregate, this represented approximately 22.8% of the total number of our common shares following the acquisition of Jumptap on a fully diluted basis. In addition, as described in this report, in connection with our proposed acquisition of Nexage and subject to the approval of our stockholders, we may issue shares of our common stock to the former securityholders of Nexage in an aggregate number that will equal up to approximately 26% of the total outstanding number of common shares following the issuance. Any similar issuances of our equity securities in the future could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 6.Exhibits

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

2.3(3)	Agreement and Plan of Merger, dated as of September 23, 2014, by and among Millennial Media, Inc., Nexage Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

2.4

Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2014, by and among Millennial Media, Inc., Nexage Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

4.1(6)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1+	Key Employment Agreement, dated as of August 27, 2014, by and between the Registrant and Andrew Jeanneret.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(2)Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(3)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on September 23, 2014, and incorporated by reference herein.

(4)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

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

Millennial Media, Inc.
(Registrant)

Date: November 10, 2014	By	/s/ Michael G. Barrett
Michael G. Barrett President and Chief Executive Officer (on behalf of the registrant)
Date: November 10, 2014		/s/ Andrew Jeanneret Andrew Jeanneret Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

2.3(3)	Agreement and Plan of Merger, dated as of September 23, 2014, by and among Millennial Media, Inc., Nexage, Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

2.4

Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2014, by and among Millennial Media, Inc., Nexage Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

4.1(6)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.
10.1+	Key Employment Agreement, dated as of August 27, 2014, by and between the Registrant and Andrew Jeanneret.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on August 19, 2013, and incorporated by reference herein.

(2)Previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on November 8, 2013, and incorporated by reference herein.

(3)Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on September 23, 2014, and incorporated by reference herein.

(4)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(5)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

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