Form 10-Q
period 2015-03-31
Millennial Media Inc.
filed 2015-05-07
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35478

MILLENNIAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5087192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Boston Street, Suite 300, Baltimore, Maryland	21224
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2015 was 140,058,154.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$37,373	$49,463
Restricted cash	250	272
Accounts receivable, net of allowances of $3,002 and $3,016 as of March 31, 2015 and December 31, 2014, respectively	85,207	101,348
Prepaid expenses and other current assets	3,265	3,946
Total current assets	126,095	155,029

Long-term assets:
Property and equipment, net	26,121	27,164
Restricted cash	-	350
Goodwill	139,004	139,004
Intangible assets, net	31,751	33,724
Other assets	1,963	2,369
Total long-term assets	198,839	202,611
Total assets	$324,934	$357,640

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$5,000	$-
Accounts payable and accrued expenses	13,713	10,520
Accrued cost of revenue and developer costs	50,720	71,951
Accrued payroll and payroll related expenses	6,553	9,708
Deferred revenue	989	742
Total current liabilities	76,975	92,921

Other long-term liabilities	5,837	6,079
Total liabilities	82,812	99,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 139,758,254 and 138,818,285 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	140	139
Additional paid-in capital	476,571	473,217
Accumulated other comprehensive loss	(563)	(473)
Accumulated deficit	(234,026)	(214,243)
Total stockholders’ equity	242,122	258,640
Total liabilities and stockholders’ equity	$324,934	$357,640

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenue	$63,170	$72,620
Cost of revenue	34,964	42,725
Gross profit	28,206	29,895
Operating expenses:
Sales and marketing	14,316	13,537
Technology and development	7,883	7,509
General and administrative	25,641	21,751
Total operating expenses	47,840	42,797
Loss from operations	(19,634)	(12,902)
Other income (expense)
Interest expense, net	(55)	(28)
Total other income (expense)	(55)	(28)
Loss before income taxes	(19,689)	(12,930)
Income tax benefit (expense)	(94)	(17)
Net loss	$(19,783)	$(12,947)

Net loss per share:
Basic and diluted	$(0.14)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	139,086	106,543

Stock-based compensation expense included above:
Sales and marketing	$228	$461
Technology and development	141	170
General and administrative	2,889	3,141
Total stock-based compensation expense	$3,258	$3,772

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(19,783)	$(12,947)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(77)	(30)
Foreign currency translation adjustments	(13)	1
Total comprehensive loss	$(19,873)	$(12,976)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2014	138,818,285	$139	$473,217	$(473)	$(214,243)	$258,640
Issuance of common stock in connection with exercises of stock options	800,890	1	143	-	-	144
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	139,079	-	(47)	-	-	(47)
Stock-based compensation expense	-	-	3,258	-	-	3,258
Net loss	-	-	-	-	(19,783)	(19,783)
Intra-entity foreign currency transaction adjustments	-	-	-	(77)	-	(77)
Foreign currency translation adjustments	-	-	-	(13)	-	(13)
Balance, March 31, 2015	139,758,254	$140	$476,571	$(563)	$(234,026)	$242,122

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(19,783)	$(12,947)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Stock-based compensation expense	3,258	3,772
Bad debt expense	697	576
Depreciation and amortization	4,784	3,946
Amortization of deferred financing fees	27	-
Unrealized foreign currency (gain) loss	114	89
Changes in assets and liabilities:
Release of restricted cash	372	20
Accounts receivable	15,330	28,477
Prepaid expenses and other current assets	667	458
Other assets	370	142
Accounts payable and accrued expenses	2,328	1,605
Accrued cost of revenue and developer costs	(21,231)	(22,896)
Accrued payroll and payroll related expenses	(3,098)	(2,100)
Other long-term liabilities	(235)	(47)
Deferred revenue	246	22
Net cash and cash equivalents (used in) provided by operating activities	(16,154)	1,117

Cash flows from investing activities
Purchases of property and equipment	(924)	(2,858)
Net cash and cash equivalents used in investing activities	(924)	(2,858)

Cash flows from financing activities
Proceeds from borrowing on credit line	5,000	-
Proceeds from exercises of stock options	144	1,036
Withholding payments for vesting of restricted stock units	(47)	(457)
Net cash and cash equivalents provided by financing activities	5,097	579
Effect of exchange rates on cash and cash equivalents	(109)	(36)
Net decrease in cash and cash equivalents	(12,090)	(1,198)

Cash and cash equivalents, beginning of the period	49,463	99,237
Cash and cash equivalents, end of the period	$37,373	$98,039

Supplemental disclosure of noncash investing activities
Purchases of property and equipment with tenant improvement allowance	$-	$128

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Notes to Unaudited Consolidated Financial Statements.

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU No. 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The adoption of ASU No. 2014-09 is required for public entities for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU No. 2014-09 by one year. Under the proposal, ASU No. 2014-09 would be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update, during the second quarter of 2015. The Company is evaluating what effects, if any, the adoption of ASU No. 2014-09 will have on its consolidated financial statements.

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

Restricted Cash

Restricted cash as of March 31, 2015 and December 31, 2014 consists of cash required to be deposited with a financial institution for letters of credit for certain of the Company’s lease agreements and as collateral for the Company’s credit card accounts.

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

The Company evaluates whether it is appropriate to recognize revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. The Company records revenue earned net of developer costs if it is not primarily obligated or does not have latitude in establishing prices.

Deferred revenue arises as a result of differences between the timing of revenue recognition and receipt of cash from the Company’s customers.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements when the Company has concluded it is the primary obligor in the arrangement and recognizes revenue on a gross basis. These amounts are typically either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or a fixed fee for the ad space or fees paid to win bids for advertising inventory purchased from auction‑based marketplace exchanges. The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue and developer costs. The cost of revenue for ads purchased and delivered through auction‑based exchanges can vary depending on the Company’s ability to purchase inventory at competitive rates to win the auction bid.

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

The Company uses the Black‑Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected life and the expected stock price volatility based on peer companies, as there is currently not sufficient historical price data for the Company’s common stock. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of March 31, 2015 and December 31, 2014 (in thousands):

	Balance at
	March 31, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$7,005	$7,005	$-	$-
	$7,005	$7,005	$-	$-

	Balance at
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$25,004	$25,004	$-	$-
	$25,004	$25,004	$-	$-

(1)

Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $30.4 million and $24.5 million of operating cash balances as of March 31, 2015 and December 31, 2014, respectively.

4.    Stock-Based Compensation

As of March 31, 2015, there were options outstanding to purchase an aggregate of 1,871,812 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended (the “2006 Plan”). In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved 18,574,012 shares of its common stock for issuance to its employees, directors, and non-employee third parties. Upon adoption of the 2012 Plan, no additional awards under the prior 2006 Plan may be issued, although outstanding awards under the 2006 Plan continue to vest in accordance with their terms until exercised, forfeited or expired.  As of March 31, 2015, options to purchase 6,019,476 shares of common stock and 5,274,598 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. As of March 31, 2015, 5,963,635 shares were available for future grant under the 2012 Plan.

As part of the acquisition of Jumptap, Inc. (“Jumptap”) in 2013, the Company assumed options that were outstanding under the Jumptap, Inc. Amended and Restated 2005 Stock Option and Grant Plan (the “Jumptap Plan”) and converted them into options to purchase an aggregate of 861,311 shares of the Company’s common stock. No additional awards under the Jumptap Plan may be issued, although outstanding awards continue to vest in accordance with their terms until exercised, forfeited or expired. As of March 31, 2015, there were options outstanding to purchase an aggregate of 181,174 shares of the Company’s common stock under the Jumptap Plan.

On December 4, 2014, the Company’s Board of Directors approved the Millennial Media 2014 Equity Inducement Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to new employees of the Company or its parent or subsidiary corporations. The maximum number of shares of the Company’s common stock that may be issued under the 2014 Plan is 9,500,000. As part of the acquisition of Nexage, Inc. (“Nexage”) in 2014, the Company exchanged options that were outstanding under the existing Nexage equity award plan for options under the 2014 Plan to purchase an aggregate of 6,640,364 shares of the Company’s common stock. As of March 31, 2015, options to purchase 5,958,801 shares of the Company’s common stock and 785,540 RSUs were outstanding under the 2014 Plan.  As of March 31, 2015, 2,277,002 shares were available for future grant under the 2014 Plan.

On December 8, 2014, as part of the acquisition of Nexage, the Company’s Board of Directors approved the assumption of certain individual option awards that were outstanding under the existing Nexage equity award plan (the “Assumed Plan”). Upon assumption by the Company, the assumed awards became options to purchase an aggregate of 2,501,046 shares of the Company’s common stock.

As of March 31, 2015, options to purchase 2,231,813 shares of the Company’s common stock were outstanding under the Assumed Plan. As of March 31, 2015, no shares were available for future grant under the Assumed Plan.

Stock-based compensation expense recognized by the Company for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Stock option awards	$1,607	$1,596
RSUs	1,651	2,111
Restricted stock awards	-	65
Total recognized stock-based compensation expense	$3,258	$3,772

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014

Risk-free interest rate	1.2%	-	1.6%	1.8%	-	2.0%
Expected life (in years)	4.9	-	5.0	6.0	-	6.3
Expected volatility	63%	-	63%	53%	-	54%
Dividend yield	0%			0%
Weighted-average grant date fair value	$0.75			$3.59

The following is a summary of option activity for the three months ended March 31, 2015:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2015	16,375,595	$2.30
Granted	1,242,000	1.42
Exercised	(800,890)	0.15
Forfeited	(553,629)	4.30
Options outstanding at March 31, 2015	16,263,076	2.27	8.50	$9,027

Options exercisable at March 31, 2015	8,970,274	1.48	6.69	7,527

Options vested and expected to vest at March 31, 2015	15,983,135	2.25	7.73	8,963

The total compensation cost related to unvested awards not yet recognized as of March 31, 2015 totaled $12.3 million and will be recognized over a weighted-average period of approximately 2.6 years.

The aggregate intrinsic value of all stock options exercised during the three months ended March 31, 2015 and 2014 was $1.1 million and $1.7 million, respectively. The total fair value of stock options that vested during the three months ended March 31, 2015 and 2014 was $1.9 million and $1.6 million, respectively.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the three months ended Mach 31, 2015:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2015	4,549,433	$2.78
Granted	1,808,849	1.43
Vested	(171,846)	6.98
Forfeited	(126,298)	1.93
RSUs outstanding at March 31, 2015	6,060,138	2.28

At March 31, 2015, unrecognized compensation expense related to the RSUs was $11.6 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock were released from restriction on a monthly basis over a period that expired between August 2014 and January 2015, depending on the individual award, so long as the shareholder remained an employee of the Company as of the date of each such release, until all of the common stock was released from restriction. As March 31, 2015, all 1,448,080 shares had been released from restriction and no shares remained subject to the stock restriction agreements.

Stock-based compensation expense related to the restricted common stock was recognized ratably over the restriction period based on the fair value of the individual awards. At March 31, 2015, there was no unrecognized compensation expense relating to the remaining restricted stock awards as all remaining awards became fully vested during the three months ended March 31, 2015.

5.    Net Loss Per Share Attributable to Common Stockholders

The Company uses the two-class method to compute net loss per share because the Company has issued securities other than common stock that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. The holders of restricted common stock issued in the Condaptive acquisition were entitled to participate in distributions that had been made to common stockholders and as a result were considered participating securities until the shares became fully vested in January 2015.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three month periods ended March 31, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Unvested restricted common stock	-	63,668
Stock options	16,263,076	8,121,589
RSUs	6,060,138	1,935,026

6.    Segment and Geographic Information

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

Substantially all assets were held in the United States at March 31, 2015 and December 31, 2014.  The following table summarizes revenue generated through sales personnel employed by the Company’s U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Domestic	$55,846	$55,492
International	7,324	17,128
Total	$63,170	$72,620

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission, or “SEC”, particularly under the caption “Risk Factors”. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014 appearing in our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

Overview

We are an independent mobile advertising company delivering products and services to advertisers and developers. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer the ability to reach more than 670 million monthly unique users, including over 175 million monthly unique users in the United States alone. We also offer advertisers sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their smartphones, tablets, other mobile connected devices and PCs. Approximately 65,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 9,000 different mobile device types and models. We have developed more than 750 million proprietary, anonymous user profiles that we can use to more accurately and efficiently target ads. Our platform is compatible with all major mobile operating systems, including Apple® iOS and Android™.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentages and per share amounts)
Total gross billings	$75,378	$72,620
Gross profit	28,206	29,895
Gross margin	44.7%	41.2%
Adjusted EBITDA	$(11,480)	$(4,660)
Net loss	(19,783)	(12,947)
Basic and diluted net loss per share	(0.14)	(0.12)
Diluted non-GAAP net income (loss) per share	(0.09)	(0.04)

Nexage Acquisition

On December 4, 2014, we completed our acquisition of Nexage, Inc. (“Nexage”). The three-month period ended March 31, 2015 includes the impact of the results of operations from Nexage, which is now part of our business. The three-month period ended March 31, 2014 does not include the results of operations from Nexage.

Gross Billings

Gross billings is the amount billed to customers net of discounts and allowances, without any adjustments for amounts paid to developers. For our Managed Media business, gross billings is the same as GAAP revenue. However, for GAAP purposes, our revenue from Nexage activity in our Platform business is recorded on a net, rather than gross, basis. In this portion of the platform business, we are acting as the agent and not the principal in the relationship, and therefore we recognize revenue net of developer costs. We believe that gross billings, which is calculated before developer costs, provides investors with a view of the overall dollars spent across our Platform business.

Managed Media gross billings represents gross billings from our managed insertion order business, while Platform gross billings represents gross billings from our programmatic business. Platform developer costs is the adjustments for amounts paid to developers within our programmatic business.

The components of gross billings is set forth in the table below, along with a reconciliation to our GAAP revenue.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Managed Media gross billings	$53,753	$67,815
Platform gross billings	21,625	-
Other gross billings	-	4,805
Total gross billings	$75,378	$72,620
Platform developer costs	(12,208)	-
Net revenue	$63,170	$72,620

Gross Profit and Gross Margin

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers, as well as the mix of offerings used by our clients.

Adjusted EBITDA and Non-GAAP Net Income (Loss) Per Share

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

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014

Net loss	$(19,783)	$(12,947)
Adjustments:
Interest expense, net	55	28
Income tax (benefit) expense	94	17
Depreciation and amortization expense	4,784	3,946
Acquisition-related costs	112	274
Deferred compensation	-	250
Stock-based compensation expense	3,258	3,772
Total net adjustments	8,303	8,287
Adjusted EBITDA	$(11,480)	$(4,660)

The following table presents reconciliations of GAAP net loss per share to diluted non-GAAP net income (loss) per share for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net loss per share	$(0.14)	$(0.12)
Adjustments:
Interest expense, net	0.00	0.00
Income tax (benefit) expense	0.00	0.00
Depreciation and amortization expense	0.03	0.04
Acquisition-related costs	0.00	0.00
Deferred compensation	-	0.00
Stock-based compensation expense	0.02	0.04
Total net adjustments	0.05	0.08
Diluted non-GAAP net income (loss) per share	$(0.09)	$(0.04)

Components of Operating Results

Revenue

We generate revenue by charging advertisers to deliver campaigns or ads to users of mobile connected devices. Depending on the specific terms of each contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Our fees from advertisers are commonly based on the number of ads delivered, views, clicks or actions by users on mobile advertisements we deliver, and we recognize revenue at the time the user views, clicks, or otherwise acts on the ad. We sell ads on several bases: cost per thousand impressions, or CPM, on which we charge advertisers for each ad delivered to a customer; cost per click, or CPC, on which we charge advertisers for each ad clicked on by a user; and cost per action, or CPA, on which we charge advertisers each time a consumer takes a specified action, such as downloading an app.

When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. The Company records revenue earned net of developer costs if it is not primarily obligated or does not have latitude in establishing prices.

Overall, our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year, and the first quarter representing our smallest percentage of total revenue for the year. Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements when the Company has concluded it is the primary obligor in the arrangement and recognizes revenue on a gross basis. When these amounts are either a percentage of the advertising revenue earned by the Company based on mobile advertisements that are run on each developer’s application or a fixed fee for the ad space, the use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space. When these amounts are fees paid to win bids for advertising inventory purchased from auction-based marketplace exchanges the cost of revenue for ads delivered can vary depending on our ability to purchase inventory at competitive rates to win the auction bid.

The Company recognizes the cost of revenue as the associated revenue is recognized, on a developer by developer basis during the period the advertisements run on the developer’s advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue and developer costs.

Operating Expenses

Operating expenses consist of sales and marketing, technology and development and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories. We include stock‑based compensation expense in connection with the grant of any equity instrument in the applicable operating expense category based on the respective equity award recipient’s function. Additionally, with the closing of the acquisition of Nexage and our assumption of the Nexage sales and marketing, technology and development and general and administrative functions, we saw an immediate increase in our operating expenses beginning in the fourth quarter of 2014.

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel costs for our advertiser‑focused sales and marketing employees, including stock‑based compensation, commissions and bonuses. Additional expenses include marketing programs, consulting, amortization of customer relationship intangible assets, travel and other related overhead. We expect our sales and marketing expense to remain stable in the foreseeable future.

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

General and administrative expense.  General and administrative expense primarily consists of salaries and personnel costs for product, operations, developer support, business development, administration, finance and accounting, legal, information systems and human resources employees, including stock‑based compensation and bonuses. Additional expenses include consulting and professional fees, travel, bad debt expense, insurance and other corporate expenses. We expect our general and administrative expenses to remain stable in the foreseeable future.

Interest Expense

Interest expense, net consists primarily of interest expense, offset by interest income. Interest expense consists primarily of interest from capital leases and commitment fees on loans. In March 2015, we borrowed under our existing credit facility for the first time in the amount of $5.0 million.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three-month periods ended March 31, 2015 and 2014.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates from those disclosed in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015		2014
	(in thousands, except percentages)				Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Revenue	$63,170	100.0%	$72,620	100.0%	$(9,450)	(13.0)%
Cost of revenue	34,964	55.3	42,725	58.8	(7,761)	(18.2)
Gross profit	28,206	44.7	29,895	41.2	(1,689)	(5.6)
Operating expenses:
Sales and marketing	14,316	22.7	13,537	18.6	779	5.8
Technology and development	7,883	12.5	7,509	10.3	374	5.0
General and administrative	25,641	40.6	21,751	30.0	3,890	17.9
Total operating expenses	47,840	75.8	42,797	58.9	5,043	11.8
Loss from operations	(19,634)	(31.1)	(12,902)	(17.7)	(6,732)	52.2
Other income (expense):
Interest expense, net	(55)	(0.1)	(28)	-	(27)	96.4
Total other income (expense)	(55)	(0.1)	(28)	-	(27)	96.4
Loss before income taxes	(19,689)	(31.2)	(12,930)	(17.7)	(6,759)	52.3
Income tax expense	(94)	(0.1)	(17)	-	(77)	452.9
Net loss	$(19,783)	(31.3)%	$(12,947)	(17.7)%	$(6,836)	52.8

Revenue. Revenue was $63.2 million for the quarter ended March 31, 2015, compared to $72.6 million for the quarter ended March 31, 2014, a decrease of $9.4 million, or 13.0%. This decrease was attributable to a $14.0 million decrease in Managed Media revenue primarily resulting from decreases in revenue from several large app download advertising clients in 2015 versus 2014, offset by a $4.6 million increase in revenue from our Platform and Other business lines primarily resulting from Platform revenue earned from Nexage.

Our revenue from international operations decreased to $7.3 million, or 11.6% of total revenue, for the quarter ended March 31, 2015, from $17.1 million, or 23.6% of total revenue, for the quarter ended March 31, 2014.  The decrease in revenue in our international operations during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 was primarily attributable to the decrease in revenue from several large app download advertising clients.

Cost of revenue. Cost of revenue was $35.0 million, or 55.3% of revenue, for the quarter ended March 31, 2015, a decrease of $7.7 million, or 18.2%, from $42.7 million, or 58.8% of revenue, for the quarter ended March 31, 2014. The decrease in cost of revenue in absolute dollars was primarily a result of the decrease in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients. The decrease in cost of revenue as a percentage of revenue was primarily a result of our Nexage acquisition. Platform revenue earned from Nexage activity is recorded net of costs paid to developers and as such has a gross margin of 100% on a GAAP basis. Nexage was not acquired until December 2014 and therefore is not included in the results for the quarter ended March 31, 2014, which was the primary contributing factor to the increase in gross margin of 41.2% to 44.7% from the quarter ended March 31, 2014 to the quarter ended March 31, 2015.

Sales and marketing. Sales and marketing expense was $14.3 million, or 22.7% of revenue, for the quarter ended March 31, 2015, an increase of $0.8 million, or 5.8%, from $13.5 million, or 18.6% of revenue, for the quarter ended March 31, 2014.  The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $304,000 increase in marketing expenses, a $327,000 increase in depreciation and amortization expense, and a $123,000 increase in travel and entertainment expenses. These increases are primarily a result of the operations and intangible assets added as a result of our Nexage acquisition.

Technology and development. Technology and development expense was $7.9 million, or 12.5% of revenue, for the quarter ended March 31, 2015, an increase of $0.4 million, or 5.0%, from $7.5 million, or 10.3% of revenue, for the quarter ended March 31, 2014. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $323,000 increase in salaries and personnel costs associated with an increase in headcount, including employees added as a result of our acquisition of Nexage.  The number of full-time technology and development employees increased to 155 at March 31, 2015 from 129 at March 31, 2014. We also incurred an additional $104,000 in depreciation and amortization expense primarily related to intangible assets acquired in 2014 as a result of our Nexage acquisition. These increases were offset by an $88,000 decrease in IT expenses and a $46,000 decrease in other operating expenses.

General and administrative. General and administrative expense was $25.6 million, or 40.6% of revenue, for the quarter ended March 31, 2015, an increase of $3.8 million, or 17.9%, from $21.8 million, or 30.0% of revenue, for the quarter ended March 31, 2014. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $1.4 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Nexage. The number of full-time general and administrative employees increased to 260 at March 31, 2015 from 250 at March 31, 2014.  In addition, we experienced a $1.3 million increase in IT expenses and a $580,000 increase in other operating expenses. We also incurred an additional $406,000 in depreciation and amortization expense primarily related to intangible assets acquired in 2014 as a result of our Nexage acquisition, and $229,000 in increased rent expense.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2015, we had cash and cash equivalents totaling $37.4 million. In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB. As amended and restated, the loan agreement allows for borrowings up to $40.0 million until November 2018. Advances under the line of credit bear interest at a floating rate equal to, at our option, either the prime rate published in the Wall Street Journal plus a margin of 1.6% or the ICE Benchmark Administration LIBOR rate plus a margin of 2.6%, in either case with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities less the current portion of deferred revenue of at least 1.25 to 1.00. There are also EBITDA minimum requirements under the credit agreement. Additionally, the line of credit agreement contains an unused line fee of 0.2% per year, calculated based on the average unused portion of the loan, payable monthly.

In March 2015, we drew on this line of credit in the amount of $5.0 million, and this amount was outstanding as of March 31, 2015.  As of March 31, 2015, we were in compliance with all covenants under the loan agreement.

Cash Flows

Our cash and cash equivalents at March 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 7% was held outside of the United States at March 31, 2015 and December 31, 2014. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we may be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(16,154)	$1,117
Investing activities	(924)	(2,858)
Financing activities	5,097	579

Operating Activities

For the three months ended March 31, 2015, our net cash used in operating activities of $16.2 million consisted of a net loss of $19.8 million and  $5.6 million of cash used in changes in working capital, offset by $8.9 million of non-cash items and $372,000 from the release of restricted cash.  Non-cash items primarily consisted of depreciation and amortization expense of $4.8 million, stock compensation expense of $3.3 million and bad debt expense of $697,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash used in working capital changes primarily consisted of a  $21.2 million decrease in accrued cost of revenues and developer costs resulting from payments to developers associated with revenue recognized during the fourth quarter and a $3.1 million decrease in accrued payroll and payroll-related expenses. These cash outflows were offset by a decrease in accounts receivable of $15.3 million due to the timing of collections, as our revenues from the fourth quarter are typically higher than those in the succeeding first quarter. In addition, there was an increase in accounts payable and accrued expenses of $2.3 million, as well as a decrease in prepaid expenses and other current assets of $667,000 and a decrease in other assets of $370,000.

For the three months ended March 31, 2014, our net cash provided by operating activities of $1.1 million consisted of a net loss of $12.9 million and $5.7 million of cash provided by changes in working capital, and $8.4 million of non-cash items. Non-cash items primarily consisted of stock compensation expense of $3.8 million, depreciation and amortization expense of $3.9 million and bad debt expense of $576,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash provided by working capital changes primarily consisted of a decrease in accounts receivable of $28.5 million from collection of fourth quarter revenue, as well as a decrease in prepaid expenses and other current assets of $458,000 and $1.6 million in accounts payable and accrued expenses due to 2014 capital projects. These cash inflows were offset by a $22.9 million decrease in accrued cost of revenues and developer costs resulting from payments to developers, and a $2.1 million decrease in accrued payroll and payroll-related expenses due to the timing of bonus payments to employees for 2013 performance.

Investing Activities

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $924,000 and $2.9 million, respectively. In each period, the net cash used in investing activities consisted primarily of purchases of property and equipment.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $5.1 million, consisting of $5.0 million in proceeds from short-term borrowings and $144,000 in proceeds received upon the exercise of stock options. These proceeds were offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $47,000.

For the three months ended March 31, 2014, net cash provided by financing activities was $579,000, consisting of $1.0 million in proceeds received upon the exercise of stock options, offset by cash used for payment of employee withholding taxes related to restricted stock unit vesting of $457,000.

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe our existing cash balances and the interest income we earn on these balances, together with the amounts available to us under our existing line of credit, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  There have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 11, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There are no material changes to our market risk from the description in Item 7A of our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent’s claims. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all of the plaintiff’s patent’s claims of the patent‑in‑suit. The PTO entered its final rejection of all claims, also known as Right of Appeal Notice, on May 10, 2013. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed its appeal brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013. The defendants filed their response to the plaintiff’s appeal brief on September 12, 2013. The Patent Office dismissed the plaintiff’s Petition for Continued Reexamination on November 20, 2013. On January 29, 2014, the PTO rejected the plaintiff’s appeal brief as defective, and the plaintiff filed a corrected brief on February 28, 2014. In the cross-appeal, the defendants filed their cross-appeal brief on August 26, 2013, and plaintiff filed its response on September 26, 2013. The examiner’s Answer Brief in the appeal was filed on April 23, 2015. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court has issued periodic orders continuing the stay of litigation pending re-examination, including the most recent order on January 28, 2015.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013. On January 31, 2014, we filed a motion to stay the proceedings, based on several requests for inter partes review (“IPR”) of the patents-in-suit pending before the PTO. On April 25, 2014, the PTO instituted an IPR for one of the patents. We were not a party to the IPR requests or IPR.  On July 11, 2014, the court related the nine co-pending Evolutionary Intelligence cases and assigned them to the same judge. On October 17, 2014, the court stayed the cases pending the final decision on the IPR. Along with other non-petitioning defendants, we agreed to be bound by a limited estoppel in return for the stay.  On April 16, 2015, the PTO issued a final written decision concluding that the IPR petitioners had failed to establish that the patent claims were unpatentable over the cited prior art patent. On April 23, 2015, the parties jointly notified the court of the termination of the IPR, and are awaiting an order setting a scheduling conference.

Public Employees’ Retirement System of Mississippi v. Millennial Media, Inc. et al. and Travis Ostroviak v. Millennial Media, Inc., et al.   On September 30, 2014, plaintiff Public Employees’ Retirement System of Mississippi filed a purported class action complaint in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws against a group of defendants including us, certain of our current and former executive officers, directors, and large shareholders, and the underwriters associated with our initial public offering and secondary offering. Plaintiff alleges, among other things, that certain defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors. On October 17, 2014, plaintiff Travis Ostroviak also filed a purported class action complaint in the U.S. District Court for the Southern District of New York, in which Plaintiff makes certain of the same allegations made in the action brought by Public Employees’ Retirement System of Mississippi. The complaint names us and certain of our current and former executive officers and directors as defendants. On February 10, 2015, the Court consolidated these two purported class actions. A consolidated amended complaint was filed on March 20, 2015 and subsequently was amended again.  On April 21, 2015, the Court ordered that defendants file any motion to dismiss the operative complaint by May 25, 2015. On May 5, 2015, the lead plaintiffs for the consolidated action filed a notice of voluntary dismissal without prejudice.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2015, which could materially affect our business, financial condition or future results. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we issued an aggregate of 269,233 shares upon the exercise of stock options assumed in connection with our acquisition of Nexage, Inc. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

2.4(4)

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

(4) Previously filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on November 10, 2014, and incorporated by reference herein.

(5)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(7)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennial Media, Inc.
(Registrant)

Date: May 7, 2015	By	/s/ Michael G. Barrett
Michael G. Barrett President and Chief Executive Officer (on behalf of the registrant)
Date: May 7, 2015		/s/ Andrew Jeanneret Andrew Jeanneret Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

2.3(3)	Agreement and Plan of Merger, dated as of September 23, 2014, by and among Millennial Media, Inc., Nexage, Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

2.4(4)

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

(4) Previously filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on November 10, 2014, and incorporated by reference herein.

(5)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(6)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35478), filed with the Commission on April 3, 2012, and incorporated by reference herein.

(7)Previously filed as Exhibit 4.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-178909), filed with the Commission on March 15, 2012, and incorporated by reference herein.

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