Form 10-Q
period 2015-06-30
Millennial Media Inc.
filed 2015-08-10
CIK 1372375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2015 was 141,644,009.

Millennial Media, Inc.

FORM 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

Millennial Media, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,637	$49,463
Restricted cash	-	272
Accounts receivable, net of allowances of $3,417 and $3,016 as of June 30, 2015 and December 31, 2014, respectively	85,459	101,348
Prepaid expenses and other current assets	3,799	3,946
Total current assets	123,895	155,029

Long-term assets:
Property and equipment, net	24,986	27,164
Restricted cash	-	350
Goodwill	139,004	139,004
Intangible assets, net	29,751	33,724
Other assets	1,835	2,369
Total long-term assets	195,576	202,611
Total assets	$319,471	$357,640

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$5,000	$-
Accounts payable and accrued expenses	15,170	10,520
Accrued cost of revenue and developer costs	55,578	71,951
Accrued payroll and payroll related expenses	7,987	9,708
Deferred revenue	959	742
Total current liabilities	84,694	92,921

Other long-term liabilities	4,500	6,079
Total liabilities	89,194	99,000

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 141,053,716 and 138,818,285 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	141	139
Additional paid-in capital	480,173	473,217
Accumulated other comprehensive loss	(553)	(473)
Accumulated deficit	(249,484)	(214,243)
Total stockholders’ equity	230,277	258,640
Total liabilities and stockholders’ equity	$319,471	$357,640

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$65,862	$67,308	$129,032	$139,928
Cost of revenue	36,931	40,277	71,895	83,002
Gross profit	28,931	27,031	57,137	56,926
Operating expenses:
Sales and marketing	12,942	13,433	27,258	26,970
Technology and development	7,173	7,458	15,056	14,967
General and administrative	24,109	21,184	49,750	42,936
Total operating expenses	44,224	42,075	92,064	84,873
Loss from operations	(15,293)	(15,044)	(34,927)	(27,947)
Other expense
Interest expense, net	(100)	(35)	(155)	(63)
Total other expense	(100)	(35)	(155)	(63)
Loss before income taxes	(15,393)	(15,079)	(35,082)	(28,010)
Income tax expense	(65)	(11)	(159)	(27)
Net loss	$(15,458)	$(15,090)	$(35,241)	$(28,037)

Net loss per share:
Basic and diluted	$(0.11)	$(0.14)	$(0.25)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	140,427	107,038	139,760	106,795

Stock-based compensation expense included above:
Sales and marketing	$209	$176	$437	$637
Technology and development	142	168	283	338
General and administrative	3,132	3,349	6,021	6,490
Total stock-based compensation expense	$3,483	$3,693	$6,741	$7,465

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(15,458)	$(15,090)	$(35,241)	$(28,037)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustments	(1)	(15)	(79)	(45)
Foreign currency translation adjustments	11	(7)	(1)	(6)
Total comprehensive loss	$(15,448)	$(15,112)	$(35,321)	$(28,088)

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2014	138,818,285	$139	$473,217	$(473)	$(214,243)	$258,640
Issuance of common stock in connection with exercises of stock options	1,780,392	2	655	-	-	657
Issuance of common stock in connection with vesting of restricted stock units, net of withholdings	696,987	1	(82)	-	-	(81)
Stock-based compensation expense	-	-	6,741	-	-	6,741
Common stock offering costs	-	-	(58)	-	-	(58)
Shares retired	(241,948)	(1)	(300)	-	-	(301)
Net loss	-	-	-	-	(35,241)	(35,241)
Intra-entity foreign currency transaction adjustments	-	-	-	(79)	-	(79)
Foreign currency translation adjustments	-	-	-	(1)	-	(1)
Balance, June 30, 2015	141,053,716	$141	$480,173	$(553)	$(249,484)	$230,277

The accompanying notes are an integral part of these consolidated financial statements.

Millennial Media, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(35,241)	$(28,037)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation expense	6,741	7,465
Bad debt expense	898	706
Depreciation and amortization	9,644	8,211
Unrealized foreign currency (gain) loss	(190)	44
Changes in assets and liabilities:
Release of restricted cash	622	234
Accounts receivable	15,181	36,681
Prepaid expenses and other current assets	19	(1,611)
Other assets	369	(1,410)
Accounts payable and accrued expenses	3,312	599
Accrued cost of revenue and developer costs	(16,372)	(25,135)
Accrued payroll and payroll related expenses	(1,705)	(489)
Other long-term liabilities	(1,580)	804
Deferred revenue	217	23
Net cash and cash equivalents used in operating activities	(18,085)	(1,915)

Cash flows from investing activities
Purchases of property and equipment	(2,176)	(6,100)
Net cash and cash equivalents used in investing activities	(2,176)	(6,100)

Cash flows from financing activities
Proceeds from borrowing on credit line	10,000	-
Repayment of credit line	(5,000)	-
Common stock offering costs	(58)	-
Proceeds from exercises of stock options	657	1,895
Withholding payments for vesting of restricted stock units	(81)	(691)
Net cash and cash equivalents provided by financing activities	5,518	1,204
Effect of exchange rates on cash and cash equivalents	(83)	(67)
Net decrease in cash and cash equivalents	(14,826)	(6,878)

Cash and cash equivalents, beginning of the period	49,463	99,237
Cash and cash equivalents, end of the period	$34,637	$92,359

Supplemental disclosure of noncash investing activities
Purchases of property and equipment with tenant improvement allowance	$-	$1,980

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

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  ASU No. 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The adoption of ASU No. 2014-09 is required for public entities for fiscal years beginning after December 15, 2017. The Company is evaluating what effects, if any, the adoption of ASU No. 2014-09 will have on its consolidated financial statements.

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

The Company evaluates whether it is appropriate to recognize revenue based on the gross amount billed to the customers or the net amount earned as revenue. When the Company is primarily obligated in a transaction, has latitude in establishing prices, is responsible for fulfillment of the transaction, has credit risk, or has several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement. The Company records revenue net of developer costs if it is not primarily obligated or does not have latitude in establishing prices.

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

On December 4, 2014, the Company completed the acquisition of all of the outstanding stock of Nexage, Inc. (“Nexage”), a supply-side platform and programmatic technology company. Provisional amounts which have been recorded to date are based on certain valuations, studies and analyses that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed continue to be subject to adjustment once the detailed analyses are completed. The Company expects the valuation of acquired assets and liabilities to be completed by the end of 2015.

Goodwill and Intangible Assets

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as current conditions in the capital markets or performance of the Company, require the performance of an interim impairment assessment of its long-lived assets that in addition to goodwill includes the Company’s finite lived intangibles and property and equipment.

The Company evaluates the fair value of its reporting units and long-lived assets using several assumptions, including revenue growth rates, operating cash flows, discount rates and revenue multiples for comparable companies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reporting unit revenue and expenses. These assumptions are subjective in nature and could result in a future impairment to goodwill at the reporting unit level or the Company’s long-lived assets if proven to be different in the future. Any such charge could be material to the Company.

During the second quarter of 2015, upon concluding that the Company’s operations consisted of two operating segments (see Note 6), the Company performed an impairment assessment of its recorded goodwill assigned to each reporting unit. The methods used to estimate the fair value of each reporting unit included those based on the income approach (via the discounted cash flow method) and those based on the market approach (via the guideline public company and guideline transaction methods). Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 29% to 32%) and long-term growth rates (3%). Significant unobservable inputs utilized in the market approach valuation method were revenue multiples from guideline public companies operating in similar industries and revenue multiples from companies involved in guideline transactions. Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a  significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments. The following table summarizes the conclusions reached as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance at
	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$5	$5	$-	$-
	$5	$5	$-	$-

	Balance at
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$25,004	$25,004	$-	$-
	$25,004	$25,004	$-	$-

(1)

Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value. Amounts do not include $34.6 million and $24.5 million of operating cash balances as of June 30, 2015 and December 31, 2014, respectively.

4.    Stock-Based Compensation

As of June 30, 2015, there were options outstanding to purchase an aggregate of 1,265,974 shares of common stock under the Company’s 2006 Equity Incentive Plan, as amended (the “2006 Plan”). In March 2012, the Company established the 2012 Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company has reserved 18,574,012 shares of its common stock for issuance to its employees, directors, and non-employee third parties. Upon adoption of the 2012 Plan, no additional awards under the prior 2006 Plan may be issued, although outstanding awards under the 2006 Plan continue to vest in accordance with their terms until exercised, forfeited or expired.  As of June 30, 2015, options to purchase 7,337,821 shares of common stock and 8,009,899 restricted stock units (“RSUs”) were outstanding under the 2012 Plan. Each RSU represents the contingent right to receive one share of common stock. As of June 30, 2015, 1,351,956 shares were available for future grant under the 2012 Plan.

As part of the acquisition of Jumptap, Inc. (“Jumptap”) in 2013, the Company assumed options that were outstanding under the Jumptap, Inc. Amended and Restated 2005 Stock Option and Grant Plan (the “Jumptap Plan”) and converted them into options to purchase an aggregate of 861,311 shares of the Company’s common stock. No additional awards under the Jumptap Plan may be issued, although outstanding awards continue to vest in accordance with their terms until exercised, forfeited or expired. As of June 30, 2015, there were options outstanding to purchase an aggregate of 120,116 shares of the Company’s common stock under the Jumptap Plan.

On December 4, 2014, the Company’s Board of Directors approved the Millennial Media 2014 Equity Inducement Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to new employees of the Company or its parent or subsidiary corporations. The maximum number of shares of the Company’s common stock that may be issued under the 2014 Plan is 9,500,000. As part of the acquisition of Nexage in 2014, the Company exchanged options that were outstanding under the existing Nexage equity award plan for options under the 2014 Plan to purchase an aggregate of 6,640,364 shares of the Company’s common stock. As of June 30, 2015, options to purchase 5,628,085 shares of the Company’s common stock and 1,187,260 RSUs were outstanding under the 2014 Plan.  As of June 30, 2015, 2,005,197 shares were available for future grant under the 2014 Plan.

On December 8, 2014, as part of the acquisition of Nexage, the Company’s Board of Directors approved the assumption of certain individual option awards that were outstanding under the existing Nexage equity award plan (the “Assumed Plan”). Upon assumption by the Company, the assumed awards became options to purchase an aggregate of 2,501,046 shares of the Company’s common stock. As of June 30, 2015, options to purchase 2,018,770 shares of the Company’s common stock were outstanding under the Assumed Plan. As of June 30, 2015, no shares were available for future grant under the Assumed Plan.

Stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option awards	$1,427	$1,413	$3,034	$3,009
RSUs	2,056	2,215	3,707	4,326
Restricted stock awards	-	65	-	130
Total recognized stock-based compensation expense	$3,483	$3,693	$6,741	$7,465

Stock Option Awards

The following summarizes the assumptions used for estimating the fair value of stock options granted for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
Risk-free interest rate	1.4%	-	1.7%	1.7%			1.2%	-	1.7%	1.7%	-	2.0%
Expected life (in years)	5.1	-	5.2	5.5			5.0	-	5.2	5.5	-	6.3
Expected volatility	68%	-	69%	63%	-	65%	63%	-	69%	53%	-	65%
Dividend yield	0%			0%			0%			0%
Weighted-average grant date fair value	$0.87			$2.65			$0.82			$3.45

The following is a summary of option activity for the six months ended June 30, 2015:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
	Number	Exercise Price	(in years)	(in thousands)
Options outstanding at January 1, 2015	16,375,595	$2.30
Granted	3,021,500	1.47
Exercised	(1,780,392)	0.35
Forfeited	(1,245,937)	3.94
Options outstanding at June 30, 2015	16,370,766	2.24	8.32	$9,698

Options exercisable at June 30, 2015	8,642,121	1.62	7.06	8,140

Options vested and expected to vest at June 30, 2015	16,084,019	2.22	7.98	9,675

The total compensation cost related to unvested awards not yet recognized as of June 30, 2015 totaled $11.5 million and will be recognized over a weighted-average period of approximately 2.6 years.

The aggregate intrinsic value of all stock options exercised during the six months ended June 30, 2015 and 2014 was $2.2 million and $2.7 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2015 and 2014 was $3.5 million and $2.8 million, respectively.

Restricted Stock Units (RSUs)

The following is a summary of RSU activity for the six months ended June 30, 2015:

		Weighted-Average
		Grant Date
	Number	Fair Value
RSUs outstanding at January 1, 2015	4,549,433	$2.78
Granted	5,909,849	1.50
Vested	(750,175)	3.53
Forfeited	(511,948)	1.69
RSUs outstanding at June 30, 2015	9,197,159	1.96

At June 30, 2015, unrecognized compensation expense related to the RSUs was $15.2 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Common Stock Awards

In connection with the acquisition of Condaptive, Inc. (“Condaptive”) on May 6, 2011, the Company issued 1,448,080 shares of restricted common stock to the employee shareholders of Condaptive. Under the terms of the stock restriction agreements, a portion of the shares of common stock issued was released from restriction on May 6, 2012, the first anniversary of the issuance. Thereafter, the remaining shares of common stock were released from restriction on a monthly basis over a period that expired between August 2014 and January 2015, depending on the individual award, so long as the shareholder remained an employee of the Company as of the date of each such release, until all of the common stock was released from restriction. As of June 30, 2015, all 1,448,080 shares had been released from restriction and no shares remained subject to the stock restriction agreements.

Stock-based compensation expense related to the restricted common stock was recognized ratably over the restriction period based on the fair value of the individual awards. At June 30, 2015, there was no unrecognized compensation expense relating to the remaining restricted stock awards as all remaining awards became fully vested during the six months ended June 30, 2015.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, unvested restricted common stock awards and RSUs. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and six month periods ended June 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Unvested restricted common stock	-	42,455
Stock options	16,370,766	7,812,778
RSUs	9,197,159	2,257,541

6.    Segment and Geographic Information

Information about Segments

During the second quarter of 2015, the Company concluded that its operations consist of two operating and reportable segments. Previously, the Company operated and reported under one consolidated segment. Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”). During the second quarter of the 2015, the Company changed its internal reporting structure such that the CEO was able to review financial information separately presented for the Company’s two operating segments: Managed Media and Platform. The Managed Media segment is comprised of the Company’s managed insertion order business. The Platform segment is comprised of the Company’s legacy programmatic lines of business and the Nexage exchange.

In addition to revenue targets, the CEO uses Adjusted EBITDA to evaluate the performance of each segment and to allocate resources. Adjusted EBITDA consists of earnings before interest, taxes, depreciation and amortization, adjusted to eliminate impairment of goodwill and intangible assets, non-cash stock-based compensation expense and expenses related to acquisitions, such as costs for services of lawyers, investment bankers, accountants, and other third parties and acquisition related severance costs, bonuses, retention bonuses and accrual of retention payments that represent contingent compensation to be recognized as expense over a requisite service period. Management considers Adjusted EBITDA to be an appropriate metric to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods. Adjusted EBITDA is a non-GAAP measure, and may be calculated differently than similarly-titled non-GAAP financial measures used by other companies.

For comparative purposes, the Company has recast its prior period financial information to align with its two operating and reportable segments. The segment information for the three and six months ended June 30, 2014 for the Platform segment does not include the results of operations from Nexage, which was acquired by the Company on December 4, 2014.

Segment information for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015			2014
	(in thousands)
	Managed Media	Platform	Segment Total	Managed Media	Platform	Segment Total
Revenue	$57,145	$8,717	$65,862	$61,568	$5,740	$67,308
Adjusted EBITDA	$6,170	$(1,028)	$5,142	$6,785	$(1,858)	$4,927

	Six Months Ended June 30,
	2015			2014
	(in thousands)
	Managed Media	Platform	Segment Total	Managed Media	Platform	Segment Total
Revenue	$110,898	$18,134	$129,032	$129,383	$10,545	$139,928
Adjusted EBITDA	$10,383	$(3,437)	$6,946	$15,714	$(4,118)	$11,596

Operating expenses are directly charged to each operating segment when known. Remaining operating expenses are allocated indirectly based on headcount when applicable.

The following table presents the Company’s reconciliation of segment Adjusted EBITDA to consolidated net loss:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Segment Adjusted EBITDA	$5,142	$4,927
Adjustments:
Corporate operating expense	(12,045)	(11,038)
Interest expense, net	(100)	(35)
Income tax expense	(65)	(11)
Depreciation and amortization expense	(4,860)	(4,264)
Acquisition-related costs	(47)	(976)
Deferred compensation	-	-
Stock-based compensation expense	(3,483)	(3,693)
Total net adjustments	(20,600)	(20,017)
Net loss	$(15,458)	$(15,090)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Segment Adjusted EBITDA	$6,946	$11,596
Adjustments:
Corporate operating expense	(25,329)	(22,366)
Interest expense, net	(155)	(63)
Income tax expense	(159)	(27)
Depreciation and amortization expense	(9,644)	(8,211)
Acquisition-related costs	(159)	(1,251)
Deferred compensation	-	(250)
Stock-based compensation expense	(6,741)	(7,465)
Total net adjustments	(42,187)	(39,633)
Net loss	$(35,241)	$(28,037)

Due to the nature of the Company’s operations, a majority of its assets are utilized across both segments. In addition, segment assets are not reported to, or used by, the CEO to allocate resources or to assess the performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment. Intersegment revenues are not material.

Information about Geographical Areas

Substantially all assets were held in the United States at June 30, 2015 and December 31, 2014.  The following table summarizes revenues generated through sales personnel employed by U.S. and non-U.S. subsidiaries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Domestic	$58,100	$57,160	$113,946	$112,653
International	7,762	10,148	15,086	27,275
Total	$65,862	$67,308	$129,032	$139,928

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

Overview

We are an independent mobile advertising company delivering products and services to advertisers and developers. Our technology, tools and services help developers maximize their advertising revenue, acquire users for their apps and gain insight about their users. To advertisers, we offer the ability to reach more than 700 million monthly unique users, including over 190 million monthly unique users in the United States alone. We also offer advertisers sophisticated targeting capabilities and the opportunity to deliver interactive and engaging ad experiences to consumers on their smartphones, tablets, other mobile connected devices and PCs. Approximately 65,000 apps are enabled to receive ads through our platform, and we can deliver ads on over 8,000 different mobile device types and models. We have developed more than 800 million proprietary, anonymous user profiles that we can use to more accurately and efficiently target ads. Our platform is compatible with all major mobile operating systems, including Apple® iOS and Android™.

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

Our developer base includes large mobile web publishers, large app developers and other developers. Advertisers and developers are able to access our platform through our full-service offering and through self-service interfaces, our ad exchange and through our demand side platform, mmDSP.

During the second quarter of 2015, our business was organized into two reportable segments: Managed Media and Platform. Previously, we operated and reported under one consolidated segment. The Managed Media segment is comprised of our managed insertion order business. The Platform segment is comprised of our legacy programmatic lines of business as well as the Nexage exchange subsequent to its acquisition in December of 2014.

Key Operating and Financial Performance Metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies.

	Three Months Ended June 30,
	2015	2014
	(in thousands, except percentages and per share amounts)
Total gross billings	$80,926	$67,308
Net revenue	65,862	67,308
Gross profit	28,931	27,031
Gross margin	43.9%	40.2%
Adjusted EBITDA	$(6,903)	$(6,111)
Net loss	(15,458)	(15,090)
Basic and diluted net loss per share	(0.11)	(0.14)
Diluted non-GAAP net loss per share	(0.05)	(0.06)

	Six Months Ended June 30,
	2015	2014
	(in thousands, except percentages and per share amounts)
Total gross billings	$156,304	$139,928
Net revenue	129,032	139,928
Gross profit	57,137	56,926
Gross margin	44.3%	40.7%
Adjusted EBITDA	$(18,383)	$(10,770)
Net loss	(35,241)	(28,037)
Basic and diluted net loss per share	(0.25)	(0.26)
Diluted non-GAAP net loss per share	(0.13)	(0.10)

Nexage Acquisition

On December 4, 2014, we completed our acquisition of Nexage. The three and six-month periods ended June 30, 2015 include the impact of the results of operations from Nexage, which is now part of our Platform business. The three and six-month periods ended June 30, 2014 do not include the results of operations from Nexage.

Gross Billings

Gross billings is the amount billed to customers net of discounts and allowances, without any adjustments for amounts paid to developers. Managed Media gross billings represents gross billings from our managed insertion order business, while Platform gross billings represents gross billings from our legacy programmatic lines of business and exchange activity. Platform developer costs are the adjustments for amounts paid to developers within the exchange portion of the Platform business. For our Managed Media business, gross billings is the same as GAAP revenue. However, for GAAP purposes, our revenue from exchange activity in our Platform business is recorded on a net, rather than gross, basis. In the exchange portion of the Platform business, we are acting as the agent and not the principal in the relationship, and therefore we recognize revenue net of developer costs. We believe that gross billings, which is calculated before developer costs, provides investors with a view of the overall dollars spent across our business.

The components of gross billings are set forth in the table below, along with a reconciliation to our GAAP revenue.

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Managed Media gross billings	$57,145	$61,568
Platform gross billings	23,781	5,740
Total gross billings	$80,926	$67,308
Platform developer costs	(15,064)	-
Net revenue	$65,862	$67,308

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Managed Media gross billings	$110,898	$129,383
Platform gross billings	45,406	10,545
Total gross billings	$156,304	$139,928
Platform developer costs	(27,272)	-
Net revenue	$129,032	$139,928

Gross Profit and Gross Margin

Gross margin is our gross profit, or revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be primarily affected by our pricing terms with new and existing developers, as well as the mix of offerings of our Managed Media and Platform segments.

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

Because of these and other limitations, you should consider adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results. The following table presents reconciliations of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss	$(15,458)	$(15,090)	$(35,241)	$(28,037)
Adjustments:
Interest expense, net	100	35	155	63
Income tax expense	65	11	159	27
Depreciation and amortization expense	4,860	4,264	9,644	8,211
Acquisition-related costs	47	976	159	1,251
Deferred compensation	-	-	-	250
Stock-based compensation expense	3,483	3,693	6,741	7,465
Total net adjustments	8,555	8,979	16,858	17,267
Adjusted EBITDA	$(6,903)	$(6,111)	$(18,383)	$(10,770)

The following table presents reconciliations of GAAP net loss per share to diluted non-GAAP net loss per share for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss per share	$(0.11)	$(0.14)	$(0.25)	$(0.26)
Adjustments:
Interest expense, net	0.00	0.00	0.00	0.00
Income tax expense	0.00	0.00	0.00	0.00
Depreciation and amortization expense	0.03	0.04	0.07	0.08
Acquisition-related costs	0.00	0.01	0.00	0.01
Deferred compensation	-	-	-	0.00
Stock-based compensation expense	0.03	0.03	0.05	0.07
Total net adjustments	0.06	0.08	0.12	0.16
Diluted non-GAAP net loss per share	$(0.05)	$(0.06)	$(0.13)	$(0.10)

Components of Operating Results

Net Revenue

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

When we are the primary obligor in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We record revenue net of developer costs if we are not the primary obligor or do not have latitude in establishing prices.

Overall, our revenue tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our total revenue for the year, and the first or second quarter representing our smallest percentage of total revenue for the year. Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, in preparation for the holiday season.

Cost of Revenue

Cost of revenue consists primarily of amounts due to developers for the advertising inventory utilized in running mobile advertisements when we have concluded we are the primary obligor in the arrangement and therefore recognize revenue on a gross basis. When these amounts are either a percentage of the advertising revenue we earned based on mobile advertisements that are run on each developer’s application, or are based on a fixed fee for the ad space, the use of CPM, CPC, or CPA pricing, whether by U.S. or international advertisers, does not directly affect the gross margin percentage we earn because we pay the same percentage or fixed fee to a developer regardless of what pricing model generated the revenue for us. In addition, the geographic location of our developers is not a factor in determining the percentage or fixed fee we pay for ad space. When these amounts are fees paid to win bids for advertising inventory purchased from auction-based marketplace exchanges, the cost of revenue for ads delivered can vary depending on our ability to purchase inventory at competitive rates to win the auction bid.

We recognize the cost of revenue as the associated revenue is recognized, on a developer by developer basis, during the period the advertisements run on the developer’s advertising application or mobile website. Costs owed to developers but not yet paid are recorded as accrued cost of revenue and developer costs.

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

Interest Expense

Interest expense, net consists primarily of interest expense, offset by interest income. Interest expense consists primarily of interest from capital leases and commitment fees on loans. As of June 30, 2015, we had borrowings outstanding under our existing credit facility of $5.0 million.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. We incurred minimal state and foreign income tax expenses for the three and six month periods ended June 30, 2015 and 2014.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates from those disclosed in Item 7 of our Annual Report on Form 10-K filed with the SEC on March 11, 2015, other than as presented below.

Segment Reporting and Goodwill

Based on a change in our reporting structure, during the second quarter of 2015 we concluded that our operations consist of two operating and reportable segments: Managed Media and Platform. We performed procedures to allocate our goodwill balance to the Managed Media and Platform reporting units on a relative fair value basis, resulting in $73.1 million allocated to Platform and $65.9 million allocated to Managed Media. A goodwill impairment assessment was subsequently performed at the reporting unit level and we concluded that there was no impairment of goodwill to either reporting unit during the three months ended June 30, 2015. However, based on the impairment assessment performed, a 4% and 10% reduction in the calculated fair value of our Managed Media and Platform operating segments, respectively, would have indicated that the fair value of the reporting unit was less than the carrying value at June 30, 2015. Accordingly, there is a risk of future impairment in the event of such a reduction in fair value in the future. The goodwill allocation and goodwill impairment procedures involve the use of various accounting estimates (see Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). These assumptions are subjective in nature and could result in a future impairment to goodwill at the reporting unit level if proven to be substantially different in the future.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015		2014
	(in thousands, except percentages)				Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Gross billings	$80,926	-%	$67,308	-%	$13,618	20.2%
Platform developer costs	15,064	-	-	-	15,064	100.0
Net revenue	65,862	100.0	67,308	100.0	(1,446)	(2.1)
Cost of revenue	36,931	56.1	40,277	59.8	(3,346)	(8.3)
Gross profit	28,931	43.9	27,031	40.2	1,900	7.0
Operating expenses:
Sales and marketing	12,942	19.7	13,433	20.0	(491)	(3.7)
Technology and development	7,173	10.9	7,458	11.1	(285)	(3.8)
General and administrative	24,109	36.6	21,184	31.5	2,925	13.8
Total operating expenses	44,224	67.2	42,075	62.6	2,149	5.1
Loss from operations	(15,293)	(23.3)	(15,044)	(22.4)	(249)	1.7
Other expense:
Interest expense, net	(100)	(0.2)	(35)	(0.1)	(65)	185.7
Total other expense	(100)	(0.2)	(35)	(0.1)	(65)	185.7
Loss before income taxes	(15,393)	(23.5)	(15,079)	(22.5)	(314)	2.1
Income tax expense	(65)	(0.1)	(11)	-	(54)	490.9
Net loss	$(15,458)	(23.6)%	$(15,090)	(22.5)%	$(368)	2.4

Gross billings. Gross billings, a non-GAAP measure, were $80.9 million for the quarter ended June 30, 2015, compared to $67.3 million for the quarter ended June 30, 2014, an increase of $13.6 million, or 20.2%. This increase was attributable to additional exchange gross billings resulting from the acquisition of Nexage of $20.3 million, offset by decreases in gross billings in our legacy programmatic lines of business of $2.3 million and in our Managed Media segment of $4.4 million. Nexage exchange activity is included in the results of operations for the three months ended June 30, 2015 but is not included in the results of operations for the three months ended June 30, 2014. For more information, see “Key Operating and Financial Performance Metrics – Gross Billings” above.

Net revenue. Net revenue was $65.9 million for the quarter ended June 30, 2015, compared to $67.3 million for the quarter ended June 30, 2014, a decrease of $1.4 million, or 2.1%. This decrease was attributable to a $4.4 million decrease in Managed Media revenue primarily resulting from decreases in revenue from several large app download advertising clients in 2015 versus 2014, offset by a $3.0 million increase in Platform revenue primarily resulting from net revenue earned from the Nexage exchange.

Our revenue from international operations decreased to $7.8 million, or 11.8% of total revenue, for the quarter ended June 30, 2015, from $10.1 million, or 15.0% of total revenue, for the quarter ended June 30, 2014.  The decrease in revenue in our international operations during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 was primarily attributable to the decrease in revenue from several large app download advertising clients.

Cost of revenue. Cost of revenue was $36.9 million, or 56.1% of revenue, for the quarter ended June 30, 2015, a decrease of $3.4 million, or 8.3%, from $40.3 million, or 59.8% of revenue, for the quarter ended June 30, 2014. The decrease in cost of revenue in absolute dollars was primarily a result of the decrease in our revenue, as we pay a percentage of that revenue to developers for use of their ad space in delivering mobile ads for our advertiser clients. The decrease in cost of revenue as a percentage of revenue was primarily a result of our Nexage acquisition and its exchange platform. Platform revenue earned from exchange activity is recorded net of costs paid to developers and as such has a gross margin of 100% on a GAAP basis. Nexage was not acquired until December 2014 and therefore is not included in the results for the quarter ended June 30, 2014, which was the primary contributing factor to the increase in gross margin from 40.2% to 43.9% from the quarter ended June 30, 2014 to the quarter ended June 30, 2015.

Sales and marketing. Sales and marketing expense was $12.9 million, or 19.7% of revenue, for the quarter ended June 30, 2015, a decrease of $0.5 million, or 3.7%, from $13.4 million, or 20.0% of revenue, for the quarter ended June 30, 2014.  The decrease in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $388,000 decrease in marketing expense, a $188,000 decrease in travel and entertainment expense and a $170,000 decrease in salaries and personnel expense. These decreases are primarily a result of a decrease in headcount. The number of full-time sales and marketing employees decreased to 193 at June 30, 2015 from 221 at June 30, 2014. These decreases were offset by a $220,000 increase in depreciation and amortization and a $53,000 increase in rent expense. These offsetting increases are primarily a result of the intangible assets and additional office space added from our Nexage acquisition.

Technology and development. Technology and development expense was $7.2 million, or 10.9% of revenue, for the quarter ended June 30, 2015, a decrease of $0.3 million, or 3.8%, from $7.5 million, or 11.1% of revenue, for the quarter ended June 30, 2014. The decrease in technology and development expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $188,000 decrease in salaries and personnel costs associated with a decrease in headcount.  The number of full-time technology and development employees decreased to 122 at June 30, 2015 from 143 at June 30, 2014.

General and administrative. General and administrative expense was $24.1 million, or 36.6% of revenue, for the quarter ended June 30, 2015, an increase of $2.9 million, or 13.8%, from $21.2 million, or 31.5% of revenue, for the quarter ended June 30, 2014. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $1.7 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Nexage. The number of full-time general and administrative employees increased to 260 at June 30, 2015 from 231 at June 30, 2014.  In addition, we experienced an $881,000 increase in IT expenses, a  $583,000 increase in professional and consulting fees, and a $385,000 increase in rent and utilities. We also incurred an additional $361,000 in depreciation and amortization primarily related to the build-out of office space. These increases were offset by a $931,000 decrease in other operating expenses, which was primarily driven by a decrease in acquisition expense, and a $98,000 decrease in promotional expenses.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015		2014
	(in thousands, except percentages)				Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
Gross billings	$156,304	-%	$139,928	-%	$16,376	11.7%
Platform developer costs	27,272	-	-	-	27,272	100.0
Net revenue	129,032	100.0	139,928	100.0	(10,896)	(7.8)
Cost of revenue	71,895	55.7	83,002	59.3	(11,107)	(13.4)
Gross profit	57,137	44.3	56,926	40.7	211	0.4
Operating expenses:
Sales and marketing	27,258	21.1	26,970	19.3	288	1.1
Technology and development	15,056	11.7	14,967	10.7	89	0.6
General and administrative	49,750	38.6	42,936	30.7	6,814	15.9
Total operating expenses	92,064	71.4	84,873	60.7	7,191	8.5
Loss from operations	(34,927)	(27.1)	(27,947)	(20.0)	(6,980)	25.0
Other expense:
Interest expense, net	(155)	(0.1)	(63)	-	(92)	146.0
Total other expense	(155)	(0.1)	(63)	-	(92)	146.0
Loss before income taxes	(35,082)	(27.2)	(28,010)	(20.0)	(7,072)	25.2
Income tax expense	(159)	(0.1)	(27)	-	(132)	488.9
Net loss	$(35,241)	(27.3)%	$(28,037)	(20.0)%	$(7,204)	25.7

Gross billings. Gross billings were $156.3 million for the six months ended June 30, 2015, compared to $139.9 million for the six months ended June 30, 2014, an increase of $16.4 million, or 11.7%.  This increase was attributable to additional exchange gross billings resulting from the acquisition of Nexage of $36.4 million, offset by decreases in gross billings in our Managed Media segment of $18.5 million and in our legacy programmatic lines of business of $1.5 million. Nexage exchange activity is included in the results of operations for the six months ended June 30, 2015 but is not included in the results of operations for the six months ended June 30, 2014.

Net revenue. Net revenue was $129.0 million for the six months ended June 30, 2015, compared to $139.9 million for the six months ended June 30, 2014, a decrease of $10.9 million, or 7.8%. This decrease was attributable to an $18.5 million decrease in Managed Media revenue primarily resulting from decreases in revenue from several large app download advertising clients in 2015 versus 2014, offset by a $7.6 million increase in Platform revenue primarily resulting from net revenue earned from the Nexage exchange.

Our revenue from international operations decreased to $15.1 million, or 11.7% of total revenue, for the six months ended June 30, 2015, from $27.3 million, or 19.5% of total revenue, for the six months ended June 30, 2014. The decrease in revenue in our international operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to the decrease in revenue from several large app download advertising clients.

Cost of revenue. Cost of revenue was $71.9 million, or 55.7% of revenue, for the six months ended June 30, 2015, a decrease of $11.1 million, or 13.4%, from $83.0 million, or 59.3% of revenue, for the six months ended June 30, 2014. The decrease in cost of revenue in absolute dollars was primarily a result of the decrease in our revenue, as we pay a percentage of that revenue to developers for the use of their ad space delivering mobile ads for our advertiser clients. The decrease in cost of revenue as a percentage of revenue was primarily a result of our Nexage acquisition. Platform revenue earned from exchange activity is recorded net of costs paid to developers and as such has a gross margin of 100% on a GAAP basis. Nexage was not acquired until December 2014 and therefore is not included in the results for the six months ended June 30, 2014, which was the primary contributing factor to the increase in gross margin from 40.7% to 44.3% from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Sales and marketing. Sales and marketing expense was $27.3 million, or 21.1% of revenue, for the six months ended June 30, 2015, an increase of $0.3 million, or 1.1%, from $27.0 million, or 19.3% of revenue, for the six months ended June 30, 2014. The increase in sales and marketing expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $546,000 increase in depreciation and amortization and a $118,000 increase in rent and utilities. These increases are primarily the result of the intangible assets and additional office space added as a result of our Nexage acquisition. These increases were partially offset by a $220,000 decrease in salaries and personnel-related costs associated with a decrease in headcount. The number of full-time sales and marketing employees decreased to 193 at June 30, 2015 from 221 at June 30, 2014. Further, we had decreases of $84,000 in marketing expenses and $66,000 in travel and entertainment expenses.

Technology and development. Technology and development expense was $15.1 million, or 11.7% of revenue, for the six months ended June 30, 2015, an increase of $0.1 million, or 0.6%, from $15.0 million, or 10.7% of revenue for the six months ended June 30, 2014. The increase in technology and development expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $136,000 increase in salaries and personnel-related costs and a $120,000 increase in depreciation and amortization. These increases were primarily related to the Nexage acquisition in December 2014. These increases were partially offset by an $118,000 decrease in information technology professional services and a $96,000 decrease in other operating expenses.

General and administrative. General and administrative expense was $49.8 million, or 38.6% of revenue, for the six months ended June 30, 2015, an increase of $6.9 million, or 15.9%, from $42.9 million, or 30.7% of revenue for the six months ended June 30, 2014. The increase in general and administrative expense, both in absolute dollars and as a percentage of revenue, was primarily attributable to a $3.1 million increase in salaries and personnel-related costs associated with an increase in headcount, including employees added as a result of our acquisition of Nexage. The number of full-time general and administrative employees increased to 260 at June 30, 2015 from 231 at June 30, 2014. In addition, we experienced increases of $2.2 million in information technology professional services, $704,000 in professional and consulting fees and $614,000 in rents and utilities. We also incurred an additional $768,000 in depreciation and amortization primarily related to the build-out of office space. These increases were offset by a $350,000 decrease in other operating expenses and a $117,000 decrease in promotional expenses.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, we had cash and cash equivalents totaling $34.6 million. In August 2011, we entered into a line of credit with Silicon Valley Bank, or SVB. As amended and restated, the loan agreement allows for borrowings up to $40.0 million until November 2018. Advances under the line of credit bear interest at a floating rate equal to, at our option, either the prime rate published in the Wall Street Journal plus a margin of 1.6% or the ICE Benchmark Administration LIBOR rate plus a margin of 2.6%, in either case with interest payable monthly. The line of credit agreement requires that we maintain a ratio of cash, cash equivalents and billed accounts receivable to current liabilities less the current portion of deferred revenue of at least 1.25 to 1.00. There are also EBITDA minimum requirements under the credit agreement. Additionally, the line of credit agreement contains an unused line fee of 0.2% per year, calculated based on the average unused portion of the loan, payable monthly.

As of June 30, 2015 we had $5.0 million outstanding on this line of credit and we were in compliance with all covenants under the loan agreement.

Cash Flows

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit accounts and money market funds that are currently providing only a minimal return.

Of our total cash and cash equivalents, less than 7% was held outside of the United States at June 30, 2015 and December 31, 2014. Our international operations consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we may be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(18,085)	$(1,915)
Investing activities	(2,176)	(6,100)
Financing activities	5,518	1,204

Operating Activities

For the six months ended June 30, 2015, our net cash used in operating activities of $18.1 million consisted of a net loss of $35.2 million and  $559,000 of cash used in changes in working capital, offset by $17.1 million of non-cash items and $622,000 from the release of restricted cash.  Non-cash items primarily consisted of depreciation and amortization expense of $9.6 million, stock compensation expense of $6.7 million and bad debt expense of $898,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash used in working capital changes primarily consisted of a  $16.4 million decrease in accrued cost of revenues and developer costs resulting from payments to developers associated with revenue recognized primarily during the fourth quarter of 2014 and a $1.7 million decrease in accrued payroll and payroll-related expenses. These cash outflows were offset by a decrease in accounts receivable of $15.2 million due to the timing of collections, as our revenues from the fourth quarter are typically higher than those in the succeeding first and second quarters. In addition, there was an increase in accounts payable and accrued expenses of $3.3 million, as well as a decrease in other assets of $369,000.

For the six months ended June 30, 2014, our net cash used in operating activities of $1.9 million consisted of a net loss of $28.0 million offset by $9.5 million of cash provided by changes in working capital and $16.7 million of non-cash items. Non-cash items primarily consisted of depreciation and amortization expense of $8.2 million, stock compensation expense of $7.5 million and bad debt expense of $706,000. Depreciation and amortization expense primarily related to increased capital expenditure requirements and amortization of our intangible assets resulting from acquisitions. The cash provided by working capital changes primarily consisted of a decrease in accounts receivable of $36.7 million due to timing of collections. In addition, there were increases in other long-term liabilities of $804,000 and $599,000 in accounts payable and accrued expenses due to 2014 capital projects. These cash inflows were offset by a $25.1 million decrease in accrued cost of revenues and developer costs resulting from payments to developers associated with revenue recognized primarily during the fourth quarter of 2013, as well as an increase in prepaid expenses and other current assets of $1.6 million and an increase in other assets of $1.4 million.

Investing Activities

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $2.2 million and $6.1 million, respectively. In each period, the net cash used in investing activities consisted primarily of purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $5.5 million, consisting of $10.0 million in proceeds from short-term borrowings and $657,000 in proceeds received upon the exercise of stock options. These proceeds were offset by repayments of short-term borrowings of $5.0 million, payment of employee withholding taxes related to restricted stock unit vesting of $81,000 and common stock offering costs of $58,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Streetspace, Inc. v. Google, Inc. et al.  On August 23, 2010, plaintiff Streetspace, Inc. filed a complaint in the U.S. District Court for the Southern District of California, alleging patent infringement against a group of defendants including us. The plaintiff alleged that each of the defendants has infringed, and continues to infringe, plaintiff’s patent. On September 12, 2011, the court granted the defendants’ motion to transfer the case to the U.S. District Court for the Northern District of California. On September 15, 2011, the defendants jointly filed a request to reexamine plaintiff’s claimed patent with the U.S. Patent and Trademark Office (the “PTO”). On November 18, 2011, the PTO granted the request, ordered a reexamination of the plaintiff’s patent, and rejected all of the plaintiff’s patent’s claims. The PTO entered an Action Closing Prosecution on June 4, 2012 rejecting all of the plaintiff’s patent’s claims of the patent‑in‑suit. The PTO entered its final rejection of all claims, also known as Right of Appeal Notice, on May 10, 2013. The plaintiff filed its Notice of Appeal on June 10, 2013 and the defendants filed their Notice of Cross Appeal on June 24, 2013. The plaintiff filed its appeal brief and a petition requesting continued reexamination to enter a concurrently filed amendment on August 12, 2013. The defendants filed their response to the plaintiff’s appeal brief on September 12, 2013. The Patent Office dismissed the plaintiff’s Petition for Continued Reexamination on November 20, 2013. On January 29, 2014, the PTO rejected the plaintiff’s appeal brief as defective, and the plaintiff filed a corrected brief on February 28, 2014. In the cross-appeal, the defendants filed their cross-appeal brief on August 26, 2013, and plaintiff filed its response on September 26, 2013. The examiner’s Answer Brief in the appeal was filed on April 23, 2015, and plaintiff and defendants filed their rebuttal briefs on May 26, 2015. Plaintiff has requested an oral hearing, but it has not yet been scheduled. The defendants also filed a motion to stay the case in the Northern District of California, pending the reexamination. The court granted the motion to stay in February 2012 and there has been no discovery in the litigation. The court has issued periodic orders continuing the stay of litigation pending re-examination, including the most recent order on May 13, 2015.

Evolutionary Intelligence, LLC. v. Millennial Media, Inc.  On October 17, 2012, Evolutionary Intelligence, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas. The plaintiff alleges that we are infringing U.S. Patent No. 7,010,536, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers” and U.S. Patent No. 7,702,682, entitled “System and Method for Creating and Manipulating Containers with Dynamic Registers.” The complaint seeks declaratory judgment, unspecified damages and injunctive relief. We answered the complaint on December 17, 2012. Among other things, we asserted defenses based on non-infringement and invalidity of the patents in question. We filed a motion to transfer venue to the Northern District of California on December 21, 2012 and the Eastern District of Texas granted the transfer motion on August 27, 2013. The case was opened in the Northern District of California on September 17, 2013. On January 31, 2014, we filed a motion to stay the proceedings, based on several requests for inter partes review (“IPR”) of the patents-in-suit pending before the PTO. On April 25, 2014, the PTO instituted an IPR for one of the patents. We were not a party to the IPR requests or IPR.  On July 11, 2014, the court related the nine co-pending Evolutionary Intelligence cases and assigned them to the same judge. On October 17, 2014, the court stayed the cases pending the final decision on the IPR. Along with other non-petitioning defendants, we agreed to be bound by a limited estoppel in return for the stay.  On April 16, 2015, the PTO issued a final written decision concluding that the IPR petitioners had failed to establish that the patent claims were unpatentable over the cited prior art patent. On April 23, 2015, the parties jointly notified the court of the termination of the IPR. Defendants filed a Motion to Dismiss and Motion for Judgment on the Pleadings on June 1, 2015. The Motion was fully briefed, the court held a hearing on July 28, 2015, and has taken the Motion under advisement.  On July 1, 2015, the court entered the Case Management Scheduling Order.  Discovery is underway.

Public Employees’ Retirement System of Mississippi v. Millennial Media, Inc. et al. and Travis Ostroviak v. Millennial Media, Inc., et al.   On September 30, 2014, plaintiff Public Employees’ Retirement System of Mississippi filed a purported class action complaint in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws against a group of defendants including us, certain of our current and former executive officers, directors, and large shareholders, and the underwriters associated with our initial public offering and secondary offering. Plaintiff alleges, among other things, that certain defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors. On October 17, 2014, plaintiff Travis Ostroviak also filed a purported class action complaint in the U.S. District Court for the Southern District of New York, in which Plaintiff makes certain of the same allegations made in the action brought by Public Employees’ Retirement System of Mississippi. The complaint names us and certain of our current and former executive officers and directors as defendants. On February 10, 2015, the Court consolidated these two purported class actions. A consolidated amended complaint was filed on March 20, 2015 and subsequently was amended again.  On April 21, 2015, the Court ordered that defendants file any motion to dismiss the operative complaint by May 25, 2015. On May 5, 2015, the lead plaintiffs for the consolidated action filed a notice of voluntary dismissal without prejudice; on May 29, the judge entered an Order dismissing the action.

Stephen Posko v. Palmieri et al.   On January 16, 2015, plaintiff Stephen Posko filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York. The complaint purports to assert claims derivatively on our behalf against certain of our current and former officers and executives for breach of fiduciary duty, waste, unjust enrichment, and violations of the federal securities laws. The allegations and claims set forth in the complaint are related to the allegations and claims in Public Employees’ Retirement System of Mississippi v. Millennial Media, Inc. et al. and Travis Ostroviak v. Millennial Media, Inc., et al. On June 11, 2015, the plaintiff filed a motion for voluntary dismissal without prejudice; on June 18, the judge entered an Order granting the motion and dismissing the action.

Item 1A.  Risk Factors

In addition to the risk factor stated below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015, which could materially affect our business, financial condition or future results. Except as set forth below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in our Annual Report on Form 10-K. However, the risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results of operations and the trading price of our securities.

During 2014, we recognized a significant impairment charge related to our goodwill and intangible assets, and based on the fair values of our operating segments at June 30, 2015 we may be required to recognize additional impairment charges in the future, which could negatively affect our results of operations and financial condition.

As a result of adverse developments in our industry and challenging economic and market conditions, we may recognize impairment charges for write-downs of goodwill and intangible assets, which would negatively impact our financial results. In accordance with GAAP, we perform an annual impairment assessment of our recorded goodwill and indefinite-lived intangible assets on October 1 each fiscal year. We also continually evaluate whether current factors or indicators, such as prevailing conditions in the capital markets or the economy in general, require the performance of an interim impairment assessment of those assets. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment.  When we perform periodic or interim assessments of the fair value of our goodwill and intangible assets, we take into account our market capitalization and various other factors in determining whether any goodwill and intangible asset impairment should be recorded.  In the third quarter of 2014, our market capitalization sustained a substantial decline to a value below the net book carrying value of our equity, which caused us to conduct an interim goodwill and intangible asset impairment analysis.  As a result of this interim analysis, we recorded non-cash goodwill and intangible asset impairment charges of $93.5 million in the quarter ended September 30, 2014.

During the three months ended December 31, 2014, as a result of our acquisition of Nexage we recorded additional goodwill and intangible assets.  Our goodwill had a carrying value of $139.0 million as of December 31, 2014.  In the second quarter of 2015, in connection with the allocation of our goodwill balance to our Managed Media and Platform operating segments, we performed a further assessment of our goodwill to determine whether an additional impairment charge was necessary.  As part of this analysis, we determined that had the fair value of our Managed Media segment been 4% lower, or had the fair value of our Platform segment been 10% lower, we would have concluded that the carrying value of our goodwill had been further impaired.  Accordingly, we believe there is a risk of future impairment.  If the fair value of either of our operating segments continues to decline below our carrying value for that segment, or if we experience a significant shortfall in revenue or our financial condition otherwise deteriorates, it is likely that we would need to recognize further impairment of our goodwill and intangible assets, which would result in charges that could adversely affect our results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, we issued an aggregate of 213,043 shares upon the exercise of stock options assumed in connection with our acquisition of Nexage, Inc. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.
10.1(8)	First Amendment to 2014 Equity Inducement Plan.

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

(4)Previously filed as Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35478), filed with the Commission on November 10, 2014, and incorporated by reference herein.

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

(8)Previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-204004), filed with the Commission on May 8, 2015, and incorporated by reference herein.

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

Millennial Media, Inc.
(Registrant)

Date: August 10, 2015	By	/s/ Michael G. Barrett
Michael G. Barrett President and Chief Executive Officer (on behalf of the registrant)
Date: August 10, 2015		/s/ Andrew Jeanneret Andrew Jeanneret Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Reorganization, dated as of August 13, 2013, by and among Millennial Media, Inc., Polo Corp, and Jumptap, Inc.

2.2(2)	First Amendment to Agreement and Plan of Reorganization, dated as of November 1, 2013, by and between Millennial Media, Inc., and Jumptap, Inc.

2.3(3)	Agreement and Plan of Merger, dated as of September 23, 2014, by and among Millennial Media, Inc., Nexage, Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

2.4(4)

Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2014, by and among Millennial Media, Inc., Nexage Inc., Neptune Merger Sub I, Inc., Neptune Merger Sub II, LLC, and Fortis Advisors LLC.

3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(6)	Amended and Restated Bylaws of the Registrant.

4.1(7)	Specimen Stock Certificate evidencing shares of the Registrant’s Common Stock.

10.1(8)	First Amendment to 2014 Equity Inducement Plan.

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

(8)Previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-204004), filed with the Commission on May 8, 2015, and incorporated by reference herein.

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